Form 10-K
period 2023-12-31
Enservco Corp
filed 2024-03-29
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was $5.0 million based upon the closing sale price of the Registrant's common stock of $0.322 as of June 30, 2023, the last trading day of the registrant's most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2024, there were 26,879,643 shares of the Registrant’s common stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2023.

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

While we believe we have identified the material risks and uncertainties, and the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Many factors could cause our actual results to differ materially from what is expressed in or indicated by the forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, including, but not limited to, the risks and uncertainties set forth in the section of this Annual Report entitled "Risk Factors" and elsewhere throughout this Annual Report, as well as the following factors:

●	Our ability to obtain working capital on a timely basis in order to accommodate our business demands during our busiest periods during the winter season;
●	Our capital requirements and uncertainty of obtaining additional funding, whether equity or debt, on terms acceptable to us, especially during our slowest periods during the late spring through early fall;
●	Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our Utica Equipment Financing agreement, and our ability to generate sufficient cash flows to repay our debt obligations;
●	Excessive fluctuations in the prices for crude oil and natural gas and uncertainties in global crude markets caused in part by the war in Ukraine and global oil demand which could likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn would result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;
●	Competition for the services we provide in our areas of operations, which at times increases significantly due to increases in prices for crude oil and natural gas;
●	Our ability to implement price increases to maintain or improve operating margins, which are dependent upon market and other factors beyond our control including the increased cost of labor, services, supplies, and materials due to persistent inflation;
●	Continued interest rate increases could increase the cost of our variable rate indebtedness;
●	Weather and environmental conditions, including the potential of abnormally warm winters in our areas of operations that adversely impact demand for our completion services;
●

The impact of general economic conditions and continued supply chain shortages on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;

●	Our ability to diversify our business operations by finding successful merger candidates;
●	Our ability to successfully incorporate any potential merged company into our business;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Our ability to retain key members of our senior management and key technical employees;
●	Our ability to attract and retain employees, especially in our critical heating season, given tight labor markets;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation or regulations, including pandemic related mandates, with which we and our customers must comply;
●	Reductions of leased federally owned property for oil exploration and production in addition to increased state and local regulations on drilling activity;
●	Developments in the global economy as well as any further pandemic risks and resulting demand and supply for oil and natural gas;
●	The risks of cyberattacks;
●	Risks relating to any unforeseen liabilities;
●	Federal and state initiatives relating to the regulation of hydraulic fracturing;
●	The price and volume volatility of our common stock;
●	Our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures; and
●	Litigation which could lead us to incur significant liabilities and costs or harm our reputation.

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

We own and operate a fleet of specialized trucks, trailers, frac tanks and other well-site related equipment and serve customers in several major domestic oil and gas producing areas, including the Denver-Julesburg Basin ("DJ Basin")/Niobrara area in Colorado and Wyoming, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

The Company’s corporate offices are located at 14133 County Road 9 1/2, Longmont, CO 80504. Our telephone number is (303) 333-3678. Our website is www.enservco.com.

Recent Developments

On February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a best-efforts public offering (the “February 2023 Public Offering”) (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of Company common stock. The common warrants are exercisable at a price of $0.55 per share, and have a five year term. The net proceeds from the February 2023 Public Offering were $3.2 million, after deducting placement agent fees and other offering expenses payable by the Company. The Company used the net proceeds for general corporate purposes including working capital, general and administrative expenses, and repayment of outstanding indebtedness.

On March 28, 2023, Cross River Partners, LP (“Cross River”), which is an entity controlled by Richard Murphy, our Chief Executive Officer and Chairman, converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. On June 30, 2023, Cross River: 1) converted the remaining $148,950 principal balance of the March 2022 Convertible Note into 322,402 shares of Company common stock; 2) converted the entire $1,200,000 principal balance of the July 2022 Convertible Note into 2,400,000 shares of Company common stock; and 3) received a five-year warrant to acquire 2,400,000 shares of Company common stock with an exercise price of $0.55 per share.

On September 1, 2023, the Company issued a convertible promissory note in the amount of $750,000 to Cross River and a convertible promissory note in the amount of $50,000 to Kevin Chesser (“Chesser”), a director of the Company.

On September 11, 2023, pursuant to a Note Purchase Agreement (the "Note Purchase Agreement"), Cross River and Chesser exchanged the previously issued September 1, 2023 convertible promissory notes in the aggregate principal amounts of $750,000 and $50,000, respectively, for new convertible promissory notes (the “September and October 2023 Convertible Notes”) with the same principal amounts. On the same date, pursuant to the Note Purchase Agreement, the Company also issued September 2023 convertible notes in the aggregate principal amount of $125,000 to Angel Capital Partners, LP ("Angel Capital"), and in aggregate principal amount of $187,500 to Equigen, II, LLC ("Equigen"), an entity owned by Steven A. Weyel, a director of the Company. The September and October 2023 Convertible Notes have an eighteen-month term and accrue interest at 16.00% annually.

Also on September 11, 2023, pursuant to an asset purchase agreement, the Company acquired all of the oilfield equipment assets of oilfield services providers Rapid Hot Flow LLC and Rapid Pressure Services, LLC, from OilServ, LLC, in exchange for 2,939,133 shares of the Company's common stock, valued at $1,057,500. The total shares issued at closing was 2,645,220 shares of Company common stock, and the remaining 293,913 shares were issued on March 11, 2024 following the satisfaction of the indemnification provisions which were provided for in the acquisition.

On October 24, 2023, pursuant to the September 2023 Note Purchase Agreement, Cross River purchased an additional $150,000 of the September and October 2023 Convertible Notes and on October 6, 2023, Richard Murphy, our Chief Executive Officer and Chair, purchased $100,000 of the September and October 2023 Convertible Notes. Additionally, on October 6, 2023, Equigen and Angel Capital contemporaneously invested $187,500 and $125,000, respectively, in aggregate principal amount of the September and October 2023 Convertible Notes.

On March 4, 2024, the United States District Court of Colorado dismissed a May 2022 class action complaint filed against the Company and two current or former officers. The Court's order dismissed the claims against the Company and certain of our current and former officers and granted the Company's February 2023 motion to dismiss the class action complaint without prejudice. On March 21, 2024, the Company was informed by the plaintiff's attorney that no appeal will be filed and the class action complaint is considered dismissed without prejudice as of that date.

Recent Market Conditions

Increased global demand for energy products due to international conflicts has generally had a positive impact on oil prices and hence our business. For the year ended December 31, 2023, WTI crude oil price averaged $77.58 per barrel which is significantly higher than the oil prices during the 2020-2021 pandemic years, resulting in an increase in the domestic rig count within the markets we serve. We continue to feel the impact of domestic political actions and international activities (including the war in Ukraine), which continues to impact demand for domestic oil and gas. The domestic rig count has rebounded sharply from the historic low of 351 rigs as of December 31, 2020, to an active domestic rig count of 622 rigs as of December 31, 2023. However, current year domestic rig count has decreased compared to the 779 active rigs as of December 31, 2022. Despite the reduction in active domestic rig count from 2022 to 2023, the Company continues to experience consistent demand for our services, with micro and macro-economic conditions still creating quality demand for domestic oil and gas, allowing the Company to anticipate steady activity levels and continued margin improvement over the coming years.

The Company's expectations for consistent activity are somewhat offset by the change in political environment and its uncertain impact on oil exploration and production, as well as increased inflation and rising interest costs. Reductions or limitations in leasing federal property for oil exploration in addition to other measures impacting oil and gas supply and demand have had an impact on the oil exploration and production industry. Finally, to the extent that state and local governments increase regulations, there can be a negative impact to the oil exploration and production industry.

The full extent of the impact of OPEC+ actions, USA governmental actions and oil price changes on our operations and financial performance depends on future developments that are uncertain and unpredictable, including any potential resurgence restrictions related to the pandemic, its impact on capital and financial markets, any new information that may emerge concerning the severity of other strains of the virus, its spread to other regions as well as the actions taken to contain it, production response of domestic oil producers to lower oil prices, and the adherence to any actions by OPEC+.

Corporate Structure and Overview of Business Operations

Enservco provides various services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing ("Production Services") and frac water heating ("Completion and Other Services"). Our business operations are conducted through our wholly owned subsidiary, Heat Waves Hot Oil Service LLC ("Heat Waves"), a Colorado limited liability company. We own and operate a fleet of specialized trucks, trailers, frac tanks and other well-site related equipment and serve customers in several major domestic oil and gas producing areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

Historically, the Company focused its growth strategy on strategic acquisitions of operating companies and expansion of services through capital investment consisting of the acquisition and fabrication of property and equipment. That strategy also included expanding into new geographical territories as well as expanding the services it provides. In September 2023, Enservco acquired all of the oilfield equipment assets from OilServ, LLC, for 2,939,133 shares of Company common stock valued at $1.1 million in order to expand its footprint and customer base in the Pennsylvania Marcellus Shale formation.

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

These services consist of hot oiling and acidizing and frac water heating. Heat Waves also provides water hauling and well site construction services, primarily during the warmer seasons. Heat Waves’ operations are currently in the major oil and natural gas areas in Colorado, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia, and Wyoming.

Areas of Operations

We serve customers in several major domestic oil and gas producing areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

Operating Segments

Enservco, through its operating subsidiary, provides a range of services to owners and operators of oil and natural gas wells in two primary operating segments; production services ("Production Services") and completion and other services ("Completion and Other Services").

Production Services

The Company's Production Services segment consists of hot oiling services, acidizing, and pressure testing. Production Services operations are currently in Colorado, Wyoming, Montana, Pennsylvania, West Virginia, Ohio and Texas. Production Services accounted for 48% of the Company’s total revenues for the year ended December 31, 2023, compared to 52% for the year ended December 31, 2022.

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

Completion and Other Services

The Company's Completion and Other Services segment consists of frac water heating and other services. Completion and Other Services operations are currently in Colorado, Wyoming, New Mexico, Pennsylvania, West Virginia, and Ohio. Completion and Other Services accounted for 52% of the Company’s total revenues for the year ended December 31, 2023, compared to 48% for the year ended December 31, 2022.

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

Ownership of Company Assets

The Company owns various equipment and other assets to provide its services and products. All of the Company's equipment is pledged as security under the Company's 2022 Master Lease Agreement with Utica Leaseco, LLC ("Utica") as of December 31, 2023, which is more fully described in Note 5 - Debt to the consolidated financials statements.

Historically, as supply and demand require, the Company has leased additional trucks and equipment from time to time. These leases are generally for periods of less than one year, and therefore are treated as operating leases for accounting purposes.

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

The demand for our services fluctuates primarily in relation to the domestic commodity price (or anticipated price) of crude oil and natural gas which, in turn, is largely driven by the domestic and worldwide supply of, and demand for, oil and natural gas, political events, as well as speculation within the financial markets. Demand and prices are often volatile and difficult to predict and depend on events that are not within our control. Generally, as supply of oil and natural gas decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers drill new wells and attempt to maximize the productivity of their existing wells to take advantage of the higher priced environment. Conversely, as the supply of commodities increase and demand and crude oil and natural gas prices fall, oil and gas producers drill fewer wells and scale back or suspend service and maintenance work, and put significant pressure on well services providers such as us to reduce prices for our services. While crude oil prices and demand rebounded in 2022, due to the Russian war with Ukraine and the lessening impacts from COVID-19, we expect that price competition will continue to be intense throughout much of 2024.

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

Dependence on Major Customers

The Company serves numerous major and independent oil and natural gas companies that are active in our core areas of operations.

As of December 31, 2023, two customers represented more than 10% of the Company's total accounts receivable balance at 50% and 18%, respectively. The same two customers accounted for 32% and 10% of total revenues for the year ended December 31, 2023, respectively. The Company's top five customers accounted for 60% of total revenues for the year ended December 31, 2023, and 57% for the year ended December 31, 2022.

The loss of one or more of our significant customers or nonpayment by such customers could have a material adverse effect on the Company’s business until the equipment is redeployed. Further, the Company believes that if its customers shift production from any of the geographies in which it operates the Company could effectively redeploy its equipment into other domestic geographic areas, but it may require us to incur relocation expenses which would reduce operating margins.

Seasonality

A significant portion of the Company’s operations is impacted by seasonal factors, particularly with regard to its frac water heating and hot oiling services. In both fiscal years ended December 31, 2023 and 2022, 70% of our revenues were earned during the first and fourth fiscal quarters. In regard to frac water heating, as customers rely on Heat Waves to heat large amounts of water for use in fracturing formations, demand for this service is much greater in the colder winter months. Similarly, hot oiling services are in higher demand during the colder months, as services are needed for maintenance of existing wells and to heat oil storage tanks.

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

Government Regulation

The Company and its subsidiary are subject to a variety of government regulations ranging from environmental to Occupational Safety and Health Act ("OSHA") to the Department of Transportation. Our operations are also subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. These federal, state, and local laws and regulations relating to protection of the environment, wildlife protection, historic preservation, and health and safety are extensive and changing. The trend in environmental legislation and regulation is generally toward stricter standards, and we expect that this trend will continue as governmental agencies issue and amend existing regulations. Failure to comply with these laws and regulations as they currently exist or may be amended in the future may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting activities. Adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. The Company does not believe that it is in material violation of any regulations that would have a significant negative impact on the Company’s operations.

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

Human Capital

As of March 14, 2024, the Company employed 86 full-time employees. The Company may at times hire contractors to perform work.

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

We provide direct access to our Audit Committee and Board of Directors for whistleblower and other governance communication via the email address compliance@enservco.com. In addition, we maintain corporate governance documents on our website, including the following:

●	Code of Business Conduct and Ethics for Directors, Officers and Employees which contains information regarding our whistleblower procedures;
●	Insider Trading Policy;
●	Audit Committee Charter;
●	Compensation Committee Charter;
●	Trading Blackout Policy; and
●	Related Party Transaction Policy.

ITEM 1A. RISK FACTORS

An investment in our securities may be considered speculative and involves a high degree of risk, including, among other items, the risk factors described below. These risk factors are intended to generally describe certain risks that could materially affect the Company and its business operations and activities.

You should carefully consider the risks described below and elsewhere herein in connection with any decision to acquire, hold or sell the Company’s securities. The following list identifies and briefly summarizes certain risks but should not be viewed as complete or comprehensive. If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occur, the business, financial condition of the business and its results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline and you could lose all or a significant part of your investment.

Liquidity and Debt Risks

An inability to borrow from our new receivables financing during our peak work periods would have a negative impact on our business and liquidity.

In March 2022, we refinanced $13.8 million of outstanding debt under our 2017 Amended Credit Facility with East West Bank for $8.4 million in cash plus future unsecured payments of up to $1.0 million. Prior to the Refinancing of our debt with East West Bank, our growth was limited because of our inability to borrow under our line of credit with East West Bank to meet working capital requirements during our peak demand periods during the winter months. Our ability to grow and sustain our business in the future will depend upon our ability to be able to regularly borrow under our Receivables Financing (the “Receivables Financing”), as defined in Note 5 - Debt to the consolidated financials statements. There is no assurance that we will be able to make future borrowings under lines of credit, including our Receivables Financing, in order to fund our operations during peak demand periods. If we are unable to generate or obtain the requisite amount of financing needed to fund our business operations or execute our growth strategy, our liquidity and ability to continue operations could be materially adversely affected.

We continue to have significant debt obligations that are subject to interest rate increases.

We have significant debt obligations under our 2022 equipment lease facility with Utica Leaseco, LLC (the “Equipment Financing” and collectively with the Receivable Financing, the “2022 Financing Facilities”), with current minimum monthly payments to Utica Leaseco, LLC of $204,000 as of January 1, 2024, which is subject to twice yearly Prime Rate dependent interest rate increases, as further described in Note 5 - Debt to the consolidated financial statements.

Our ability to pay interest and principal payments on our Equipment Financing, and to satisfy our other debt obligations, as described in Note 5 - Debt to the consolidated financial statements, will depend upon our ability to achieve increased utilization of our equipment, which is highly influenced by weather and customers' drilling activity. We cannot reasonably guarantee that our business will generate sufficient cash flows from operations, or that future capital will be available to us, in an amount sufficient to fund our future liquidity needs. In the absence of adequate cash from operations and/or other available capital resources we could face substantial liquidity constraints. To the extent that we could not repay or refinance our indebtedness when due, or generate adequate cash flows from operations, we may have to curtail operations which would adversely affect our ability to continue as a going concern. We cannot reasonably guarantee that we will be able to raise sufficient capital through debt or equity financings on terms acceptable to us, or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all.

We are currently in a difficult operating environment and our business, results of operations, and financial condition may be affected by general economic conditions and other factors beyond our control.

We face a difficult operating environment with oil and gas exploration and production companies exerting significant pressure on us to reduce our prices for the services we provide. Reduced activity and operating margins could force us to curtail operations in some or all our locations which would materially and adversely affect our revenues and our ability to continue as a going concern.

General economic conditions, weather, oil and natural gas prices and financial, business and other factors may also affect our operations and our future performance. Many of these factors are beyond our control. The Company experienced a heavy downturn in demand for our services in early 2020, which continued throughout 2021. While crude oil prices and demand for services rebounded in 2022, demand for our services still remained below pre-pandemic levels throughout the course of 2023. If we do not have sufficient funds on hand to continue to pay our monthly debt when due, we may be required to seek a waiver or amendment from our lender, refinance our indebtedness, incur additional indebtedness, sell assets, or sell additional shares of our common stock. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

We have operated at a loss, and there is no assurance of our profitability in the future.

We have experienced periods of low demand for our services and have incurred operating losses. Although there have been improvements in demand in recent periods, we are still operating at a loss and in an accumulated deficit position. Demand for services in the oil and natural gas industry is cyclical and has experienced significant downturns in recent years, which have significantly affected the performance of our business. Additional adverse developments affecting this industry could have a material adverse effect on our business, financial condition and results of operations. We may not be able to sufficiently reduce our costs or increase our revenues to achieve profitability and generate positive operating income. We may incur further operating losses and experience negative operating cash flow, which may be significant. As a result of this history of losses, and combined with other factors, the Company believes that substantial doubt exists over our ability to continue as a going concern from one year after the date of issuance of this Annual Report on Form 10-K.

Acquisition and Operations Related Risks

While our growth strategy includes exploring potential acquisitions of other oilfield or other diversified services companies not directly in the oil sector, we may not be successful in identifying, making and integrating business or asset acquisitions, if any, in the future.

We anticipate that a component of our growth strategy may be to make strategically focused acquisitions of businesses or assets aimed to strengthen our presence and expand services offered in selected service markets. Additionally, we believe that the diversification of our business outside of the oil and gas services industry will be important in achieving our long-term growth strategy. Pursuit of this strategy may be restricted by the on-going volatility and uncertainty within the credit markets which may significantly limit the availability of funds for such acquisitions. Our ability to use shares of our common stock in an acquisition transaction, whether as merger consideration or for raising capital, may be adversely affected by the volatility in the price of our common stock and by the potential requirement of shareholder approval.

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

Our business is substantially impacted by seasonality and weather conditions.

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

Our business activities require substantial capital expenditures. If our cash flows from operating activities and available borrowings are not sufficient to fund our capital expenditure budget, we would be required to reduce these expenditures or to fund these expenditures through new debt or equity issuances.

Our ability to raise new debt or equity capital, or to refinance or restructure our debt, at any given time depends on, among other things, the condition of the capital markets, our financial condition, and the oil and gas industry market outlook at such time. Also, the terms of existing or future debt or equity instruments could further restrict our business operations. The inability to finance future growth could materially and adversely affect our business, financial condition and results of operations.

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

The U.S. economy has experienced rising inflation along with eleven interest rate hikes during 2022-2023, which has raised the federal funds rate by more than five percentage points over the last 24 months. A sustained increase in inflation may continue to increase our costs for labor, debt, materials, supplies, and services costs. Future interest rate hikes could increase the cost of our variable rate indebtedness. Our materials suppliers and customers could face inflationary pressures, and the resulting impacts such as increased labor costs and materials could negatively impact our business in the event we are not able to increase the cost of our services, which could decrease our operating margins and financial condition.

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

Our business depends on domestic (United States) spending by the crude oil and natural gas industry which often incurs significant price volatility; our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

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

Higher oil and gas prices do not necessarily result in increased drilling activity because our customers’ expectation of future prices and access to capital also drive demand for production maintenance and completion services. Oil and gas prices, as well as demand for our services, also depend upon other factors that are beyond our control, including, but not limited to, the following:

●	Supply and demand for crude oil and natural gas;
●	Political and societal pressures against crude oil and natural gas exploration and production;
●	Cost of exploring for, producing, and delivering oil and natural gas;
●	Expectations regarding future energy prices;
●	Advancements in exploration and development technology;
●	Adoption or repeal of laws regulating oil and gas production in the United States;
●	Imposition or lifting of economic sanctions against foreign companies;
●	Weather conditions, natural disasters and pandemics;
●	Rate of discovery of new oil and natural gas reserves;
●	Tax policy regarding the oil and gas industry;
●	Oil and gas companies facing capital market pressure to reduce their debt levels may decrease resources otherwise utilized for drilling activity;
●	Development and use of alternative energy sources; and
●	The ability of oil and gas companies to generate funds or otherwise obtain external capital for projects and production operations.

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

Our top five customers accounted for 60% and 57% of our total revenues for the years ended December 31, 2023 and 2022, respectively. The loss of any one of these customers, or a sustained decrease in demand by any of such customers, could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

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

Our operations are increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers’ and suppliers’ products, services and technology. Digital technologies are subject to the risk of cybersecurity attacks. A cybersecurity incident could be caused by malicious insiders or third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other cybersecurity defenses, including hacking, fraud, trickery, or other forms of deception. Emerging artificial intelligence technologies may improve or expand the capabilities of malicious third parties in a way we cannot predict at this time, including being used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities and increase the difficulty detecting threats. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse impact on our business, results of operations and financial condition.

We identified material weaknesses in our internal control over financial reporting that originated during the fiscal year ended December 31, 2021, and continued to exist as of December 31, 2022 and 2023. If our remediation of the material weaknesses is not effective, or if we fail to maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management identified deficiencies related to the following: (i) our application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021; (ii) our eligibility to receive certain Employee Retention Credits through the CARES Act of 2020; and (iii) our accounting for income taxes in connection with a change in control that occurred during the first quarter of 2021.

While management concluded that our disclosure controls and procedures were not effective as of December 31, 2023, in order to properly advance the initiative to address remediation of our material weaknesses that originated as of December 31, 2021, and continued to exist as of December 31, 2022 and 2023, the Company improved the control environment surrounding its accounting for complex financial instruments as well as its accounting for income taxes. This was accomplished through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting and tax applications, including but not limited to, regular recurring communication and consultation with our qualified third-party tax professionals, and improved internal oversight and monitoring over these complex financial instruments and their implications to our financial statements. We will continue to remediate, monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes or determine and obtain any additional resources management deems appropriate.

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

In May 2022 we became the subject of a lawsuit alleging that the Company and certain of its officers violated securities laws in relation to certain of its Quarterly Reports on Form 10-Q filed in 2021 which required amendments and restatements to such filings. On March 4, 2024, the United States District Court of Colorado dismissed the May 2022 class action complaint filed against the Company and two current or former officers. The Court granted the Company's February 2023 motion of dismissal and dismissed the class action lawsuit against the Company and certain of our current and former officers without prejudice. On March 21, 2024, the Company was informed by the plaintiff's attorney that no appeal will be filed and the class action complaint is considered dismissed without prejudice as of that date.

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

Increased public concern over ESG matters may impact our business.

Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to fossil-fuel energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased governmental investigations and private litigation against us, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for our customers’ hydrocarbon products and additional governmental investigations and private litigation against those customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Our ability to use our net operating loss carryforwards is subject to limitation and may result in increased future tax liability.

The Company has $45.8 million of federal and state net operating loss carryforwards ("NOLs"). The Company estimates that $18.6 million of federal and $7.4 million of state net operating losses will expire unused due to 382 limitations beginning in 2035. On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. On June 30, 2023, Cross River: 1) converted the remaining $148,950 principal balance of the March 2022 Convertible Note into 322,402 shares of Company common stock; 2) converted the entire $1,200,000 principal balance of the July 2022 Convertible Note into 2,400,000 shares of Company common stock; and 3) received a five-year warrant to acquire 2,400,000 shares of Company common stock with an exercise price of $0.55 per share. The conversion of the November 2022 Convertible Note would likely cause a change of control within the Code which would negatively impact our ability to utilize the NOLs going forward to offset future taxable income. Sections 382 and 383 of the Code contain rules that limit the ability of a corporation that undergoes a change in control to utilize its NOLs and certain built-in losses recognized in years after the change in control. A change in control is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of the corporation or arising from a new issuance of stock by the corporation. Limitations on the use of NOLs and other tax attributes could also increase our state tax liabilities. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods. As a result of these limitations, we may be unable to offset future taxable income, if any, with NOLs before such NOLs expire. Accordingly, these limitations may increase our federal and state income tax liabilities.

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

As of March 12, 2024, Richard Murphy, our Executive Chairman and CEO, and his affiliated entity Cross River, beneficially own in the aggregate approximately 25.85% of our common stock, or approximately 34.50% including convertible debt and warrants exercisable within 60 days. As a result, if acting together, Mr. Murphy will be able to exercise significant influence over all matters requiring approval by our shareholders, including the election of directors and the approval of significant corporate transactions, such as a merger or other sale of our company or assets. Mr. Murphy may also have interests that differ from yours and may vote in a way with which you disagree, which may be adverse to your interests. In addition, to the extent Cross River acquires additional shares pursuant to the conversion of its outstanding convertible notes, the ability of Mr. Murphy, acting together, to control or significantly influence such matters will increase. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control of our company. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

In December 2022, the Company received an official notice of noncompliance from the NYSE American stating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2022 was not in compliance with the continued listing standards under Section 1003(a)(iii) of the NYSE American Company Guide (“Company Guide”), which requires that a listed company’s stockholders’ equity be at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. On January 10, 2023, the Company submitted a plan (the “Plan”) advising of actions it will take to regain compliance with the continued listing standards by June 9, 2024, which Plan was accepted by the NYSE on February 14, 2023.

On May 2, 2023, the Company received notice from the NYSE that its stockholders' equity balance as of December 31, 2022 had fallen below $2.0 million and therefore the Company was not in compliance with the NYSE American's continued listing standards under Section 1003(a)(i) in the Company Guide.

The Company is taking steps to achieve compliance with the stockholders' equity standards of Section 1003(a) of the Company Guide by June 9, 2024. On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. On June 30, 2023, Cross River: 1) converted the remaining $148,950 principal balance of the March 2022 Convertible Note into 322,402 shares of Company common stock; 2) converted the entire $1,200,000 principal balance of the July 2022 Convertible Note into 2,400,000 shares of Company common stock; and 3) received a five-year warrant to acquire 2,400,000 shares of Company common stock with an exercise price of $0.55 per share. The Company is working towards regaining compliance with the stockholders' equity continued listing standards of the NYSE American; however, there can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity strategy prioritizes detection, analysis, and response to mitigate unknown and unexpected threats and security risks. Our cybersecurity risk management processes include technical security controls, monitoring systems, employee training, and management oversight to assess, identify, and manage risks from cybersecurity threats. We have implemented a cybersecurity awareness program which covers topics such as phishing, social networking safety, password security and mobile device usage. We have mandatory training in the areas of cybersecurity, privacy, and confidential information handling. To date, we have not experienced any cybersecurity threats or incidents which have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, but we cannot provide assurance that they will not have a material impact in the future. See “Risk Factors” in Item 1A of this Annual Report for additional information about our cybersecurity risks.

Also as part of our cybersecurity program, we partner with a third-party information technology firm to support and evaluate our cybersecurity and informational security program. This third-party service includes product and software security for data protection and cyber defense, to monitor, detect, prevent, and protect our Company against potential cybersecurity threats.

Governance

Our Board of Directors has overall responsibility for risk oversight in performing this function. Our Board of Directors assesses cybersecurity and information technology risks and the controls implemented to monitor and mitigate these risks. Our cybersecurity program is overseen by our Health, Safety, and Environmental Director, who has been a Heat Waves employee for over five years and has been in charge of our data protection and product and software security and compliance initiatives for the past several years. Our HSE Director meets regularly with the Board of Directors to share information about potential cybersecurity events and monitor, prevent, and detect potential cybersecurity incidents. The Board of Directors is charged with reviewing our cybersecurity processes for assessing key strategic, operational, and compliance risks. The Board of Directors also discusses relevant incidents in the industry and the evolving threat landscape.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth real property leased by the Company and its subsidiary as of December 31, 2023. Unless otherwise indicated, the properties are used in Heat Waves’ operations.

Leased Properties:

Location/Description	Approximate Size	Base Rent	Lease Expiration
Longmont, CO ● Shop and offices ● Land	18,400 sq. ft. 5 acres	$28,367	June 2026
Jourdanton, TX ● Shop ● Land	5,850 sq. ft. 2.3 acres	$8,500	June 2024
Carmichaels, PA ● Shop ● Land	15,000 sq. ft. 12 acres	$7,500	May 2024
Carrizo Springs, TX ● Shop ● Land	3,220 sq. ft. 2.83 acres	$3,500	May 2025
Denver, CO(1) ● Corporate offices	4,021 sq. ft.	$8,880	January 2024

(1)	Company received $10,600 in minimum monthly rent under a sublease agreement for this leased property of which lease and sublease ended January 2024, both of which will not be renewed.
Note - All current leases have renewal clauses except for the Denver, CO corporate office lease which ended January 2024 and was not renewed.

ITEM 3. LEGAL PROCEEDINGS

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

On February 10, 2023, the Company filed a motion in the United State District Court of Colorado to dismiss the class action complaint. On March 4, 2024, the United States District Court of Colorado dismissed the May 2022 class action complaint filed against the Company and two current or former officers. The Court's order dismissed the claims against the Company and certain of our current and former officers and granted the Company's February 2023 motion to dismiss the class action complaint without prejudice. On March 21, 2024, the Company was informed by the plaintiff's attorney that no appeal will be filed and the class action complaint is considered dismissed without prejudice as of that date.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE American under the symbol "ENSV." The table below sets forth the high and low daily closing sales prices of the Company’s common stock during the periods indicated as reported by the New York Stock Exchange for each of the quarters in the years ended December 31, 2023 and 2022, respectively:

	2023		2022
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$1.75	$0.36	$4.32	$0.56
Second Quarter	0.69	0.30	3.63	1.86
Third Quarter	0.45	0.28	2.05	1.20
Fourth Quarter	0.50	0.24	3.07	1.31

The closing sales price of the Company’s common stock as reported on March 22, 2024, was $0.2121 per share.

Holders

As of March 18, 2024, there were 189 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in "street name."

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by the Company’s Board. The Company did not declare or pay dividends during the years ended December 31, 2023 or 2022, and has no plans at present to declare or pay any dividends.

Recent Sales of Unregistered Securities

Information regarding sales of unregistered securities during the periods covered hereby have been included in previous reports on Form 8-K and Form 10-Q.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2023 and 2022, and our financial condition, liquidity and capital resources as of December 31, 2023 and 2022.

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

OVERVIEW

The Company, through its wholly owned subsidiary Heat Waves Hot Oil Service LLC ("Heat Waves"), provides various services to the domestic onshore oil and natural gas industry through two segments: 1) Production Services, which include hot oiling and acidizing; and 2) Completion and Other Services, which includes frac water heating and other services. The Company owns and operates a fleet of specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas producing areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

RESULTS OF OPERATIONS

Executive Summary

Revenues for the year ended December 31, 2023 were comparable to revenues for the year ended December 31, 2022. The Company's revenues generated from completions activity were strong during the first and fourth quarters of 2023, which were primarily the result of increased volume due to favorable weather conditions in the first quarter of 2023, coupled with the implementation of price increases for these services in the fourth quarter of 2023, most notably in our Colorado region. While year-over-year increases to our completions activity revenues were largely offset by decreases in our production services segment revenues, annual revenues and demand for our production services continued to be strong in 2023, despite the absence of revenues from the Bakken area in North Dakota, which was a historically unprofitable market for the Company and a region that the Company strategically ceased operations in and exited from during 2023. Total segment profit for the year ended December 31, 2023 increased by $870,000, or 61%, compared to the same period last year, due to the reasons mentioned above coupled with our continued efforts to reduce labor costs and downtime during our off-season months, again most notably in our Colorado region.

Sales, general and administrative expenses decreased by $421,000, or 9%, from the comparable period last year. This decrease was primarily due to a year-over-year decrease in stock-based compensation costs relating to a one-time equity award issued to our Chief Financial Officer during the prior year. Interest expense for the year ended December 31, 2023 increased by $738,000, or 53%, from the comparable period last year. This increase was attributable to a full year of interest expense incurred in 2023 in connection with our 2022 Financing Facilities, as well as continued upward movement of interest rates throughout the course of 2023.

Total other (expense) income, net for the year ended December 31, 2023 was an expense of $2.0 million compared to $2.8 million of other income for the year ended December 31, 2022. This year-over-year increase in total other expense of $4.8 million was primarily due to a non-reoccurring gain on debt extinguishment of $4.3 million recognized during the prior year, as well as the current year increase in interest expense discussed above.

Net loss for the year ended December 31, 2023 was $8.5 million, or a loss of $0.42 per share, compared to a net loss of $5.6 million, or a loss of $0.48 per share, for the year ended December 31, 2022. This increase in net loss of $2.9 million, or 53%, was primarily due to the non-reoccurrence of a prior year $4.3 million gain on debt extinguishment as well as current year impairments related to goodwill and long-lived assets in the aggregate amount of $796,000, partially offset by improvements in our segment profits, and lower depreciation and amortization and sales, general and administrative expenses.

Adjusted EBITDA for the year ended December 31, 2023 was a loss of $1.5 million compared to a loss of $2.7 million for the year ended December 31, 2022. This improvement in Adjusted EBITDA was due to a year-over-year increase in our segment profits, coupled with the year-over-year decrease in our sales, general and administrative expenses (net of stock-based compensation costs). Adjusted EBITDA is a non-GAAP measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure in net income (loss) see "Adjusted EBITDA" below.

Industry Overview

Beginning in early February of 2022, the market experienced a sharp increase in oil and gas prices following the Russia-Ukraine conflict, resulting in gasoline prices reaching a national average of $5.00 per gallon in June 2022. West Texas Intermediate ("WTI") crude oil prices averaged $77.58 per barrel in 2023, versus an average of $94.90 per barrel in 2022. Average domestic rig count decreased by 5% from 723 average rigs in operation during the year ended December 31, 2022 to 687 average rigs in operation during the year ended December 31, 2023. The domestic rig count decreased to 622 rigs in operation as of December 31, 2023, compared to 779 rigs in operation at the same time a year ago.

 While demand for our services rebounded in 2022 and continued with strong demand throughout 2023, the Company has not yet returned to pre-pandemic activity levels. However, the Company took significant steps in improving its margins from 2022 to 2023, and we expect to see a continued demand for our services and continued oil and gas industry exploration and production activity levels in the oil and gas sector amidst a stable commodity price environment.

The Company remains focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of our quality, modern fleet and equipment, breadth of our service offerings, competitive pricing, and broad service footprint.

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

Segment Results

The following tables set forth revenues from operations and segment profits for our operating segments for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022
Revenues:
Production services	$10,526	$11,211
Completion and other services	11,532	10,433
Total revenues	$22,058	$21,644

	For the Year Ended December 31,
	2023	2022
Segment profit:
Production services	$1,320	$677
Completion and other services	965	738
Total segment profit	$2,285	$1,415

Production Services

Production Services segment revenues, which accounted for 48% of total revenues for the year ended December 31, 2023, decreased by $685,000, or 6%, to $10.5 million for the year ended December 31, 2023. This decrease was primarily attributable to the Company's strategic decision to cease operations in the North Dakota region, combined with a decrease in hot oiling activity in the Colorado and Pennsylvania regions, partially offset by an increase in hot oiling activities in our Texas regions. As a result of the sustained crude oil prices during 2023, we have worked with our customers and have been successful in implementing price increases for our hot oiling services that are reflected in our increased production services revenues.

Hot oiling revenues decreased by $829,000, or 8%, to $9.6 million for the year ended December 31, 2023. This decrease was attributable to the reasons discussed above for Production Services segment revenues.

Acidizing revenues increased by $145,000, or 19%, to $924,000 for the year ended December 31, 2023. This increase was primarily attributable to increased activity levels in our Texas region and continued demand for this service line, as well as our continued efforts to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs.

Production Services segment profit increased by $643,000, or 95%, to $1.3 million for the year ended December 31, 2023. This year-over-year increase in segment profit was primary attributable to a current year improvement in cost control measures for the Production Services segment, which resulted in decreased labor, propane, fuel, and overhead costs during 2023.

Completion and Other Services

Completion and Other Services segment revenues, which accounted for 52% of total revenues for the year ended December 31, 2023, increased by $1.1 million, or 11%, to $11.5 million for the year ended December 31, 2023. This increase was primarily due to strong completions activity volume realized during the first quarter of 2023, coupled with the impacts of price increases for these services in the fourth quarter of 2023, most notably in our Colorado region.

Completion and Other Services segment profit increased by $227,000, or 31%, for the year ended December 31, 2023. This increased segment profit was attributable to the reasons discussed above for Completion and Other Services segment revenues, combined with stricter cost control measures over variable costs during 2023 compared to 2022.

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

As an illustration of this quarter-to-quarter revenue seasonality, the Company generated 70% of its fiscal year 2023 and 2022 revenues during the first and fourth quarters of each respective year.

Direct Operating Expenses

Direct operating expenses for our operating segments, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, registration, insurance, short-term rental costs and site overhead costs, were consistent year-over-year.

Sales, General and Administrative Expenses

Sales, general and administrative expenses decreased by $421,000, or 9%, from the comparable period last year. This decrease was primarily due to a current year decrease in stock-based compensation costs related primarily to a one-time equity award issued to our Chief Financial Officer during the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $693,000, or 16%, year-over-year, due to the selling and disposing of certain idle trucks and vehicles within our property and equipment during 2023, which created a smaller depreciable base on which our depreciation expense is calculated.

Severance and Transition Costs

During the year ended December 31, 2023, the Company recognized minimal severance and transitions costs. During the year ended December 31, 2022, the Company recognized severance and transition costs of $303,000, due to the severance agreement related to the resignation of a former Chief Financial Officer in the second quarter of 2022.

Loss from Operations

For the year ended December 31, 2023, the Company recognized a loss from operations of $6.6 million compared to a loss from operations of $8.4 million for the year ended December 31, 2022. The decreased loss of $1.8 million was primarily due to a $870,000 year-over-year increase in our segment profit, combined with the items mentioned above.

Interest Expense

For the year ended December 31, 2023, interest expense was $2.1 million as compared to $1.4 million for the year ended December 31, 2022. The year-over-year increase was attributed to incurring a full year of interest expense in 2023 from our 2022 Financing Facilities, as well as certain convertible promissory notes that we maintained throughout the current year period.

Income Taxes

The Company recognized $51,000 of deferred income tax benefit for the year ended December 31, 2023. No deferred income tax benefit or expense was recognized during the prior year.

Adjusted EBITDA

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. The following table presents a reconciliation of our net loss to Adjusted EBITDA for years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022
Reconciliation from Net Loss to Adjusted EBITDA
Net loss	$(8,517)	$(5,575)
Add back:
Interest expense	2,121	1,383
Deferred income tax benefit	(51)	-
Depreciation and amortization	3,654	4,347
EBITDA (non-GAAP)	(2,793)	155
Add back (deduct):
Stock-based compensation	377	811
Severance and transition costs	1	303
Non-recurring legal expense	362	23
Bad debt recovery	(50)	(94)
Impairment losses	796	-
(Gain) loss on disposal of property and equipment	(16)	300
Gain on debt extinguishment(1)	-	(4,277)
Other (income) expense	(157)	59
Adjusted EBITDA (non-GAAP)	$(1,480)	$(2,720)

______________________________

(1) Relates to the Refinancing, as defined and described in Note 5 - Debt to the consolidated financial statements.

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

All the items included in the reconciliation from net loss to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation expense, impairment losses, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gains or losses on sales of assets, acquisition-related expenses, severance and transition costs, other expense (income), etc.). In the case of the non-cash items, management believes that investors can better assess the Company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA

Adjusted EBITDA increased by $1.2 million, or 46%, to a loss of $1.5 million for the year ended December 31, 2023 compared to an Adjusted EBITDA loss of $2.7 million for the year ended December 31, 2022. This improvement in Adjusted EBITDA was due to a year-over-year increase in our segment profits, coupled with the year-over-year decrease in our sales, general and administrative expenses (net of stock-based compensation costs).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of December 31, 2023, our available liquidity was $218,000. This was comprised of our cash and cash equivalents balance of $201,000, coupled with our availability of $17,000 under the LSQ Facility. Recent convertible notes (see Note 5 - Debt to the consolidated financial statements) have injected fresh sources of financing into the Company, which have improved our cash and overall financial position. Nonetheless, the Company will need to raise additional capital for its ongoing operations. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all. The Company's ability to obtain additional financing in the debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, the Company's performance, and investor sentiment with respect to the Company and its industry.

Working Capital

As of December 31, 2023 and 2022, we had working capital deficits of $4.3 million.

Cash Flow

The following table summarizes our statements of cash flows for the years ended December 31, 2023 and 2022 and, combined with the working capital table and discussion below, is important for understanding our liquidity (in thousands):

	For the Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(2,150)	$(2,246)
Net cash provided by investing activities	1,765	343
Net cash provided by financing activities	551	1,789
Net increase (decrease) in cash and cash equivalents	166	(114)

Cash and cash equivalents, beginning of period	35	149

Cash and cash equivalents, end of period	$201	$35

Cash Flow from Operating Activities

              Cash used in operating activities was consistent for the years ended December 31, 2023 and 2022.

Cash Flow from Investing Activities

              Cash provided by investing activities for the year ended December 31, 2023 was $1.8 million compared to cash provided by investing activities of $343,000 for the year ended December 31, 2022. This increase in cash provided by investing activities of $1.4 million was due to current year proceeds from disposals of property and equipment significantly exceeding that of the prior year.

Cash Flow from Financing Activities

              Cash provided by financing activities for year ended December 31, 2023 was $551,000 compared to cash provided by financing activities of $1.8 million for the year ended December 31, 2022. This decrease in cash provided by financing activities of $1.2 million was primarily due to the year-over-year decrease in funds received by the Company in the form of convertible debt proceeds coming from related parties, partially offset by $3.0 million of net cash generated through the February 2023 Offering in the current year.

Overview

We have funded our operations primarily with proceeds from borrowings under our various credit facilities as well as debt financing arrangements with related parties, proceeds from sales of our equity securities, cash generated from the sale of non-core or underperforming assets, and cash generated from operations. As of December 31, 2023, we had outstanding principal loan balances on our outstanding indebtedness of $8.7 million with a weighted average interest rate of 14.80% per year.

On February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a best-efforts public offering (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of Company common stock (the "February 2023 Offering"). The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants were sold at a per unit price of $0.50. Each unit comprised of pre-funded warrants and common warrants were sold at a per unit price of $0.495, which represents the same per unit price less the $0.005 per share exercise price of the pre-funded warrants. The common warrants are exercisable at a price of $0.55 per share, and have a five-year term. The warrants issued in the February 2023 Offering had an estimated fair value of approximately $2.0 million. The net proceeds from the offering were $3.0 million, after deducting Placement Agent fees and other offering expenses. Offering expenses totaling $534,000 were charged to stockholders' equity and are recorded as a reduction of the proceeds from the February 2023 Offering. The Company used the net proceeds for general corporate purposes.

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. On June 30, 2023, Cross River: 1) converted the remaining $148,950 principal balance of the March 2022 Convertible Note into 322,402 shares of Company common stock; 2) converted the entire $1,200,000 principal balance of the July 2022 Convertible Note into 2,400,000 shares of Company common stock; and 3) received a five-year warrant to acquire 2,400,000 shares of Company common stock with an exercise price of $0.55 per share. The warrants issued as part of the July 2022 Convertible Note conversion had an estimated fair value of $340,000.

On September 1, 2023, the Company issued a convertible promissory note in the amount of $750,000 to Cross River and a convertible promissory note in the amount of $50,000 to Kevin Chesser (“Chesser”), a director of the Company.

Also on September 11, 2023, pursuant to a Note Purchase Agreement (the "Note Purchase Agreement"), Cross River and Chesser exchanged the previously issued September 1, 2023 convertible promissory notes in the aggregate principal amounts of $750,000 and $50,000, respectively, for new convertible promissory notes (the “September and October 2023 Convertible Notes”) with the same principal amounts. On the same date, pursuant to the Note Purchase Agreement, the Company also issued September 2023 convertible notes in the aggregate principal amount of $125,000 to Angel Capital Partners, LP ("Angel Capital"), and in aggregate principal amount of $187,500 to Equigen, II, LLC ("Equigen"), an entity owned by Steven A. Weyel, a director of the Company. The September and October 2023 Convertible Notes have an eighteen-month term and accrue interest at 16.00% annually. The Company is required to make interest only payments on a quarterly basis at the end of each calendar quarter, beginning with the quarter ending December 31, 2023. The first quarterly interest payment is payable in shares of the Company’s common stock based on the five (5) day moving average of the closing sales price of the common stock on the NYSE American immediately prior to December 31, 2023. For calendar quarters beginning March 31, 2024, the Company is required to make quarterly interest payments in cash within ten (10) days of the close of the quarter. The September and October 2023 Convertible Notes may not be prepaid by the Company. The Note Purchase Agreement contains certain covenants, including a covenant that, without the written approval of the holders of greater than 75% of the principal amount of the September and October 2023 Convertible Notes, restricts the Company’s ability to (a) incur any debt which is senior or pari-passu to the September and October 2023 Convertible Notes, or (b) issue any new securities subject to certain exceptions.

In October 2023, pursuant to the September 2023 Note Purchase Agreement, Cross River purchased an additional $150,000 of the September and October 2023 Convertible Notes and Richard Murphy, our Chief Executive Officer and Chair, purchased $100,000 of the September and October 2023 Convertible Notes. Also in October 2023, Equigen and Angel Capital contemporaneously purchased $187,500 and $125,000, respectively, in aggregate principal amount of the September and October 2023 Convertible Notes.

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

On February 10, 2023, the Company filed a motion in the United State District Court of Colorado to dismiss the class action complaint, citing a lack of specific facts and evidence brought by the plaintiffs in alleging the Company and certain of its officers committed securities fraud. On March 4, 2024, the United States District Court of Colorado dismissed the May 2022 class action complaint filed against the Company and two current or former officers. The Court's order dismissed the claims against the Company and certain of our current and former officers and granted the Company's February 2023 motion to dismiss the class action complaint without prejudice. On March 21, 2024, the Company was informed by the plaintiff's attorney that no appeal will be filed and the class action complaint is considered dismissed without prejudice as of that date.

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

Over the past several years we have invested significantly in process improvement initiatives designed to make the Company operate more efficiently and take better advantage of our expanded fleet and a national leadership position in hot oiling, acidizing and frac water heating. We faced a very difficult operating environment during much of 2021, which improved throughout 2022 and stabilized in 2023. While crude oil prices and active domestic oil rigs remained steady throughout 2023, average domestic rig counts continue to be 25% below pre-pandemic levels. Additionally, E&P companies have continued their recent focus on improving free cash flow, debt reduction, and capital discipline, to the detriment of drilling activity levels even as crude oil prices rose above $100 per barrel.

Sustained oil prices, influenced in part by the war in Ukraine, and a relatively stable active domestic rig count, have resulted in consistent demand for the Company’s services in recent months when compared to the year. However, the demand for oil remains uncertain given global political tensions, uneven worldwide economic recovery and significant cost inflation un the United States. While increases in oil prices generally correlates with an increase in demand for the Company’s services, uncertainties regarding global political tensions, wars, inflation, and interest rates could have a negative impact in the Company’s 2024 performance.

Capital Commitments and Obligations

Our capital commitments and obligations as of December 31, 2023 consist primarily of the 2022 Financing Facilities and various other promissory notes. In addition, we also have scheduled principal payments under certain term loans, debt obligations, finance leases and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the consolidated financial statements.

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

Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and goodwill, for impairment whenever events or changes in circumstances (i.e. "triggering events") indicate that the carrying amount of the asset may not be recovered. If a triggering event has been identified, the Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

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

Revenue is recognized for certain projects over time based on the number of days during the reporting period and the agreed upon price as work progresses on each project.

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

The Company uses a Black-Scholes model to determine the fair value of warrants. The expected term used was the remaining contractual term. Expected volatility is based upon historical volatility over a term consistent with the remaining term. The risk-free interest rate is derived from the yield on zero-coupon United States government securities with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be zero.

Going Concern

The Company utilizes a cash forecast model to evaluate the ability of future cash flows to fund continuing operations. The Company analyzes projected cash flows to determine if they are sufficient to fund the operations and obligations of the Company for a period of time that extends twelve months or more from the date of the applicable filing. The Company has determined that substantial doubt exists that the Company has the ability to continue as a going concern for a period of one year following the date of issuance of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 8. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Enservco Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enservco Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has a significant working capital deficiency, has recurring losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment Assessment over Long-lived Assets - Refer to Notes 2 and 3 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company's long-lived assets were $50.5 million and related accumulated depreciation and amortization was $43.6 million as of December 31, 2023 ($6.9 million,  net). As discussed in the Company’s accounting policy in Note 2, long-lived assets (asset groups) with finite lives are reviewed for impairment whenever indicators of impairment exist. Management evaluated its asset groups taking into consideration the nature of its business and qualitative aspects of the Company and using segment undiscounted cashflows for current period operations and a 2024 forecast of segment profits and determined that through this approach there were no triggering events present as of December 31, 2023.

We identified the Company's impairment assessment over long-lived assets as a critical audit matter. Auditing the Company’s impairment assessment involved a high degree of subjectivity in determining significant assumptions included in the Company’s undiscounted cash flow model, which include management’s estimates related to forecasted future growth rates, gross margin to cover costs, and demand for services.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●

We evaluated the reasonableness of the Company’s undiscounted cash flow model used in the qualitative impairment assessment by evaluating the significant assumptions used to develop the projected future cash flows of the asset groups, tested the completeness and accuracy of the underlying data used by the Company, performed a comparison of historical activity to forecasted activity, and considered positive and negative evidence impacting management’s forecasts.

●

We tested the mechanical accuracy of the amounts and formulas included in the Company’s undiscounted cash flow assessment and agreed long-lived asset balances to the Company’s consolidated general ledger.

●	We performed sensitivity analyses to evaluate the changes in the future cash flows that could result from changes in the assumptions.

Complex Debt and Equity Transactions Refer to Notes 5 and 7 to the Consolidated Financial Statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●

We obtained an understanding of management’s process to identify within debt and equity transactions and imbedded features that may require separate accounting considerations and or bifurcations. We also evaluated the appropriateness of fair value models used such as Black Scholes.

●

We reviewed copies of the executed agreements and underlying board minutes to ensure an appropriate understanding of key terms and provisions. We determined through review whether classification was appropriate.

●	We evaluated the methodology used by management to determine fair value.
●	We tested the inputs used in the fair valued model to ensure accuracy and reperformed calculations included within the estimates for mathematical accuracy.
●	We examined the accounting treatment, presentation and classification of each debt and equity transaction and related disclosures to ensure accuracy and completeness.

We have served as the Company’s auditor since 2022.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

March 29, 2024

ENSERVCO CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$201	$35
Accounts receivable, net	4,190	4,463
Prepaid expenses and other current assets	1,047	989
Inventories	209	320
Note receivable	75	75
Assets held for sale	-	78
Total Current Assets	5,722	5,960

Property and equipment, net	6,923	11,236
Goodwill	-	546
Intangible assets, net	-	182
Note receivable, less current portion	144	225
Right-of-use asset - finance, net	9	22
Right-of-use asset - operating, net	891	1,476
Other assets	183	191

Total Assets	$13,872	$19,838

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$4,285	$4,868
Utica Facility	1,595	1,250
LSQ Facility	2,472	2,945
March 2022 Convertible Note, related party	-	100
July 2022 Convertible Note, related party	-	60
November 2022 Convertible Note, related party, net of unamortized warrant cost	1,027	-
Lease liability - finance	10	13
Lease liability - operating	441	597
Current portion of long-term debt	-	54
Other current liabilities	198	354
Total Current Liabilities	10,028	10,241

Utica Facility, less current portion	1,690	3,963
March 2022 Convertible Note, related party, less current portion	-	1,100
July 2022 Convertible Note, related party, less current portion	-	1,140
November 2022 Convertible Note, related party, less current portion	-	818
September and October 2023 Convertible Notes, related parties	1,656	-
Utica Residual Liability	256	110
Lease liability - finance, less current portion	6	11
Lease liability - operating, less current portion	528	991
Deferred tax liabilities	222	273
Other non-current liabilities	58	22

Total Liabilities	14,444	18,669

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value, 100,000,000 shares authorized; 26,592,637 and 11,835,753 shares issued as of December 31, 2023 and 2022, respectively; 6,907 shares of treasury stock as of December 31, 2023 and 2022; and 26,585,730 and 11,828,846 shares outstanding as of December 31, 2023 and 2022, respectively	131	59
Additional paid-in-capital	48,970	42,266
Accumulated deficit	(49,673)	(41,156)
Total Stockholders’ Equity (Deficit)	(572)	1,169

Total Liabilities and Stockholders’ Equity (Deficit)	$13,872	$19,838

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands except per share amounts)

	For the Year Ended December 31,
	2023	2022
Revenues:
Production services	$10,526	$11,211
Completion and other services	11,532	10,433
Total revenues	22,058	21,644

Expenses:
Production services	9,206	10,534
Completion and other services	10,567	9,695
Sales, general and administrative expenses	4,454	4,875
Severance and transition costs	1	303
(Gain) loss on disposal of property and equipment	(16)	300
Impairment losses	796	-
Depreciation and amortization	3,654	4,347
Total operating expenses	28,662	30,054

Loss from operations	(6,604)	(8,410)

Other (expense) income:
Interest expense	(2,121)	(1,383)
Gain on debt extinguishment	-	4,277
Other income (expense)	157	(59)
Total other (expense) income, net	(1,964)	2,835

Loss before taxes	(8,568)	(5,575)
Deferred income tax benefit	51	-
Net loss	$(8,517)	$(5,575)

Net loss per share – basic and diluted	$(0.42)	$(0.48)

Weighted average number of common shares outstanding – basic and diluted	20,456	11,579

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2022	11,432	$57	$40,866	$(35,581)	$5,342

Stock-based compensation	-	-	811	-	811
Warrants issued in connection with November 2022 Convertible Note	-	-	417	-	417
Restricted share issuances	465	2	172	-	174
Restricted share cancellations	(68)	-	-	-	-
Net loss	-	-	-	(5,575)	(5,575)
Balance as of December 31, 2022	11,829	59	42,266	(41,156)	1,169

Stock-based compensation	-	-	285	-	285
Restricted share issuances	139	-	174	-	174
Restricted share cancellation	(25)	-	-	-	-
Shares issued to Cross River Partners, L.P. in connection with conversion of March 2022 Convertible Note	2,598	13	1,187	-	1,200
Shares issued in February 2023 Offering, net of offering costs	3,900	20	964	-	984
Warrants issued in February 2023 Offering, net of offering costs	-	-	1,968	-	1,968
Exercise of pre-funded warrants associated with February 2023 offering	3,100	14	-	-	14
Shares issued to Cross River Partners, L.P. in connection with conversion of July 2022 Convertible Note	2,400	12	847	-	859
Warrants issued to Cross River Partners, L.P. in connection with conversion of July 2022 Convertible Note	-	-	341	-	341
Acquisition of assets of OilServ, LLC through issuance of common stock	2,645	13	938	-	951
Net loss	-	-	-	(8,517)	(8,517)
Balance as of December 31, 2023	26,586	$131	$48,970	$(49,673)	$(572)

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2023	2022
Operating Activities:
Net loss	$(8,517)	$(5,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,654	4,347
(Gain) loss on disposal of property and equipment	(16)	300
Impairment losses	796	-
Board compensation issued in equity	82	60
Write-off of inventories	54	52
Gain on debt extinguishment	-	(4,277)
Interest paid-in-kind on line of credit	-	119
Stock-based compensation	377	811
Severance cost incurred through issuance of restricted shares	-	112
Amortization of debt issuance costs and discount	277	100
Deferred income tax benefit	(51)	-
Bad debt recovery	(50)	(94)
Changes in operating assets and liabilities:
Accounts receivable	323	(1,524)
Inventories	57	(27)
Prepaid expenses and other current assets	1,714	1,728
Amortization of operating lease assets	576	680
Other assets	291	18
Accounts payable and accrued liabilities	(1,029)	2,153
Operating lease liabilities	(609)	(693)
Other liabilities	(79)	(536)
Net cash used in operating activities	(2,150)	(2,246)

Investing Activities:
Purchases of property and equipment	(268)	(220)
Proceeds from disposals of property and equipment	1,952	563
Collections on note receivable	81	-
Net cash provided by investing activities	1,765	343

Financing Activities:
Proceeds from February 2023 Offering, net	2,952	-
Proceeds from exercise of pre-funded warrants	14	-
Term loan borrowings	-	700
Term loan contractual repayments	-	(1,050)
Term loan repayment consummated in conjunction with Refinance	-	(8,400)
Establishment of LSQ Facility consummated in conjunction with Refinance	-	2,400
Establishment of Utica Facility consummated in conjunction with Refinance, net	-	6,000
Net LSQ Facility (repayments) borrowings	(470)	545
Utica Facility repayments	(1,993)	(846)
Troubled debt restructuring accrued future interest payments	-	(176)
March 2022 Convertible Note proceeds, net, related party	-	1,125
July 2022 Convertible Note proceeds, related party	-	1,200
November 2022 Convertible Note proceeds, related party	-	450
September and October 2023 Convertible Note proceeds, net, related parties	1,650	-
Cross River Revolver Note proceeds	-	750
Cross River subordinated debt repayment	-	(145)
Repayment of long-term debt	(54)	(58)
Payments on financed insurance	(1,539)	(673)
Payments of finance leases	(9)	(33)
Net cash provided by financing activities	551	1,789

Net Increase (Decrease) in Cash and Cash Equivalents	166	(114)

Cash and Cash Equivalents, beginning of period	35	149

Cash and Cash Equivalents, end of period	$201	$35

Supplemental Cash Flow Information:
Cash paid for interest	$1,668	$1,027
Non-Cash Investing and Financing Activities:
Establishment of EWB Obligation in conjunction with the Refinance	$-	$1,000
Acquisition of assets of OilServ, LLC through issuance of common stock	1,058	-
Exchange of March 2022 Convertible Note instruments	-	1,200
Conversion of March 2022 Convertible Note to equity	1,200	-
Conversion of July 2022 Convertible Note to equity	1,200	-
Exchange of Cross River Revolver Note to November 2022 Convertible Note	-	750
Establishment of note receivable for sale of Tioga property in North Dakota	-	300
Financed insurance consummated with insurance renewals	1,773	532
Issuance of warrants in connection with November 2022 Convertible Note	-	416
Operating lease exchange	-	95

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

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

The accompanying consolidated financial statements have been derived from the accounting records of Enservco Corporation and its wholly-owned subsidiary, Heat Waves Hot Oil Service LLC ("Heat Waves"), (collectively, the "Company") as of December 31, 2023 and 2022 and the results of operations for the years then ended.

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies and Recent Developments

Going Concern

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the years ended December 31, 2023 and 2022, we incurred net losses of $8.5 million and $5.6 million, respectively. As of December 31, 2023, we had total current liabilities of $10.0 million, which exceeded our total current assets of $5.7 million, or a working capital deficit of $4.3 million. As of December 31, 2022, we had total current liabilities of $10.2 million, which exceeded our total current assets of $6.0 million, or a working capital deficit of approximately $4.2 million. During the latter part of 2022 and continuing throughout 2023, the Company underwent a thorough analysis of costs incurred by the Company including payroll and related costs, capital expenditures and profitability of our segments. As such, hiring practices and headcount were significantly modified and reduced, and unprofitable locations were closed. The Company has also disposed of non-core or underperforming assets, generating proceeds totaling approximately $2.0 million. Despite the recent developments and the contributing improvements to our financial position noted above, especially as it relates to the Refinancing, the February 2023 Public Offering, and the September and October 2023 Convertible Notes, the Company believes that substantial doubt exists over our ability to continue as a going concern from one year after the date of issuance of this Annual Report on Form 10-K.

The Company utilizes a cash forecast model to evaluate the ability of future cash flows to fund continuing operations. The Company analyzes projected cash flows to determine if they are sufficient to fund the operations and obligations of the Company for a period of time that extends twelve months or more from the date of the applicable filing. The Company  may need to raise additional capital for its growth and ongoing operations. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all. The Company’s ability to obtain additional financing through debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. We make estimates of expected credit and collectability trends for the allowance for credit losses based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2023 and 2022, the Company had an allowance for doubtful accounts of $100,000 and $150,000, respectively. For the years ended December 31, 2023 and 2022, the Company recorded $50,000 and $94,000, respectively, to bad debt recovery resulting from changes in our estimate of expected credit losses.

Concentrations

As of December 31, 2023, two customers represented more than 10% of the Company's accounts receivable balance at 50% and 18%, respectively.  As of December 31, 2022, one customer represented more than 10% of the Company's accounts receivable balance at 55%. Revenues from two customers represented 10% or more of total revenues, at 32% and 10%, respectively, for the year ended December 31, 2023. Revenues earned from one customer represented 31% of total revenues for the year ended December 31, 2022.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method of accounting ("FIFO"). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. During the years ended December 31, 2023 and 2022, the Company recognized write-offs of inventories of $54,000 and $52,000 respectively.

Property and Equipment

Property and equipment consists of (i) trucks, trailers and pickups; (ii) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (iii) other equipment such as tools used for maintaining and repairing vehicles; and (iv) office furniture and fixtures and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life, expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives ranging from 5 to 30 years.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. During the year ended December 31, 2023, the Company ceased operations in North Dakota and completed the sale of the remaining real property in Killdeer, North Dakota which included all land and buildings which had been capitalized within the line item "Property and equipment, net" on the condensed consolidated balance sheets. During the third quarter of 2023, it was determined that this long-lived asset group was expected to be sold significantly before the end of its previously estimated useful life. As such and as of September 30, 2023, the Company concluded that an impairment of this long-lived asset group was present. The resulting analysis for impairment of this long-lived asset group determined that an impairment charge was appropriate based on the best available estimates of recoverable value at that time. As such, the Company recognized an impairment loss of $250,000 for the nine months ended September 30, 2023 and the asset group was subsequently disposed of during the fourth quarter of 2023 at a loss on disposal of approximately $151,000 recognized within the line item "(Gain) loss on disposal of property and equipment" in the consolidated statement of operations for the year ended December 31, 2023.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group (less any costs to sell) each reporting period that it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. As such and as mentioned in the section above titled "Long-Lived Assets", during the year ended December 31, 2023, the Company recorded an impairment loss of $250,000. No impairment loss was recorded during the year ended December 31, 2022.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, as presented within the line item "Assets held for sale" in our consolidated balance sheets.

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

The Company completed its annual goodwill impairment test as of December 31, 2023 and 2022. The Company tests for impairment by comparing the fair value of our reporting units (which for the Company is our reporting segments) to the carrying value of the reporting units. If the carrying value of any reporting unit exceeds the fair value calculated, an impairment loss is recorded for the difference in fair value and carrying value, up to the amount of goodwill allocated to the reporting units. Our fair value is estimated using a combination of the income and market approaches.

As a result of performing the annual test of impairment, the Company recognized an impairment loss for its goodwill during the year ended December 31, 2023 in the amount of $546,000. No impairment loss for goodwill was recognized during the year ended December 31, 2022.

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

Revenue is recognized for certain projects over time based on the number of days during the reporting period and the agreed upon price as work progresses on each project.

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

The Company has common stock options, warrants and convertible debt instruments that are considered common stock equivalents that are considered in the computations of basic and diluted earnings per share. The Company uses the treasury stock method for both common stock options and warrants and the if-converted method for convertible debt instruments. For the years ended December 31, 2023 and 2022, due to the Company having a net loss for each year, common stock options, warrants and convertible debt when considered in the computations of basic and diluted earnings per share are antidilutive and have been excluded.

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

Interest and penalties associated with tax positions are recorded in the period assessed within the line item "Other income (expense)" in the consolidated statements of operations. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s federal income tax filings for tax years 2020 through 2023 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2019 through 2023.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not have any transfers between hierarchy levels during the years ended December 31, 2023 or 2022. The financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

As of December 31, 2023 and 2022, the Company had no assets or liabilities that were required to be measured at fair value on a recurring basis.

When an assessment for impairment is required for its long-lived and intangible assets, the Company assesses the recoverability using the lowest level of cash flows taking into consideration timing and appropriate discount rates. When appropriate, market comparables may be used to determine if an asset may not be recoverable.

The Company valued its warrants and stock options using the Black-Scholes model for the years ended December 31, 2023 and 2022.

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

The Company uses a Black-Scholes model to determine the fair value of warrants. The expected term used was the remaining contractual term. Expected volatility is based upon historical volatility over a term consistent with the remaining term. The risk-free interest rate is derived from the yield on zero-coupon United States government securities with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be zero.

Reclassifications

Certain prior period amounts have may been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no effect on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Statements - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to ascertain credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 for fiscal year 2023 and the adoption of this ASU had no material impact on its consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Trucks and vehicles	$48,036	$53,473
Other equipment	1,859	2,059
Buildings and improvements	619	2,600
Land	-	190
Total property and equipment	50,514	58,322
Accumulated depreciation	(43,591)	(47,086)
Property and equipment, net	$6,923	$11,236

For the years ended December 31, 2023 and 2022, the Company recorded depreciation expense of $3.5 million and $4.1 million, respectively.

Note 4 – Intangible Assets, net

The components of our intangible assets as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(1067)	(885)
Net carrying value	$-	$182

The useful lives of our intangible assets are estimated to be five years at inception. Amortization expense for intangible assets for the years ended December 31, 2023 and 2022 was $182,000 and $218,000, respectively.

Note 5 – Debt

Notes Payable

Long-term debt consists of the following (in thousands):

	December 31,
	2023	2022
Utica Facility	$3,388	$5,379
LSQ Facility	2,472	2,945
March 2022 Convertible Note with related party	-	1,200
July 2022 Convertible Note with related party	-	1,200
November 2022 Convertible Note with related party	1,200	1,200
September and October 2023 Convertible Notes with related parties	1,675	-
Real Estate Loan for a facility in North Dakota. Matured November 3, 2023.	-	54
Total long-term debt	8,735	11,978
Less debt discount and debt issuance costs	(295)	(548)
Less current portion	(5,267)	(4,409)
Long-term debt, net of debt discount, debt issuance costs and current portion	$3,173	$7,021

Aggregate contractual principal maturities of debt for the twelve months ending December 31 are as follows (in thousands):

2024	$5,267
2025	3,468
Total	$8,735

Refinancing

On March 24, 2022, the Company completed a refinancing transaction (the “Refinancing”) in which it terminated the 2017 Amended Credit Facility with the East West Bank. Pursuant to the pay-off letter dated as of March 18, 2022 by the Company, its wholly owned subsidiary and East West Bank, in full satisfaction of the Company’s obligations under the 2017 Amended Credit Facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank five percent of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million (the "EWB Obligation"). The Company paid off and satisfied the $1.0 million EWB Obligation in April 2023.

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

Further, as part of the Refinancing, Heat Waves entered into an Invoice Purchase Agreement (the “Receivables Financing” or "LSQ Facility," and together with the Utica Facility, the “2022 Financing Facilities”) with LSQ Funding Group, LLC (“LSQ”) pursuant to which LSQ will provide receivables factoring to Heat Waves. Under the Receivables Financing, LSQ advances up to 85% on accounts receivable factored by Heat Waves, up to a maximum of $10.0 million. LSQ receives fees equal to 0.1% of the receivables purchased in addition to a funds usage daily fee of 0.021% of the outstanding balance purchased. The Receivables Financing initially had an 18-month term that can be terminated upon payment of certain fees. The Receivables Financing is secured by a security interest in Heat Wave’s accounts receivables and proceeds from such accounts receivable. Heat Wave’s obligations under the Receivables Financing are guaranteed by the Company.

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

As a result of the Refinancing, the Company recorded a $4.3 million gain on this transaction as presented within the line item "Gain on debt extinguishment" in the consolidated statement of operations for the year ended December 31, 2022.

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

Subordinated Debt with Related Parties

On December 21, 2021, the Company issued a subordinated non-convertible promissory note to Cross River, a related party, for $220,000, which amount was subsequently reduced to $162,000 and then fully repaid in 2022.

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

On September 22, 2022, the Company entered into a revolving credit facility with Cross River pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the “Cross River Revolver Note”). On November 3, 2022, the Company entered into a note exchange agreement with Cross River, pursuant to which Cross River loaned an additional $450,000 to the Company and exchanged the September $750,000 Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the “November 2022 Convertible Note”), and received a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. These warrants are subject to limitation such that the number of shares that may be issued shall not exceed obligations under rules of regulations of the principal market. The November 2022 Convertible Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the November 2022 Convertible Note is convertible into the Company’s common stock at a conversion price equal to the lower of $2.11 per share or the per share price the Company receives for its common stock in the next subsequent equity offering in excess of $2.0 million. The November 2022 Convertible Note is secured by two Company-owned parcels of real property located in North Dakota. On December 13, 2022, the Company sold one of these two parcels for a combination of cash and a promissory note/mortgage totaling $550,000. As consideration for Cross River releasing its security interest on such parcel, the Company has agreed that it will enter into a collateral assignment of the security on such parcel back to Cross River in the event the buyer defaults on their promissory note/mortgage to the Company. On November 22, 2023, the Company sold the remaining real property parcel in Killdeer, North Dakota, with Cross River releasing its security interest in the parcel in conjunction with the sale.

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. On June 30, 2023, Cross River: 1) converted the remaining $148,950 principal balance of the March 2022 Convertible Note into 322,402 shares of Company common stock; 2) converted the entire $1,200,000 principal balance of the July 2022 Convertible Note into 2,400,000 shares of Company common stock; and 3) received a five-year warrant to acquire 2,400,000 shares of Company common stock with an exercise price of $0.55 per share.

On September 1, 2023, the Company issued a convertible promissory note in the amount of $750,000 to Cross River and a convertible promissory note in the amount of $50,000 to Kevin Chesser (“Chesser”), a director of the Company.

Also on September 11, 2023, pursuant to a Note Purchase Agreement (the "Note Purchase Agreement"), Cross River and Chesser exchanged the previously issued September 1, 2023 convertible promissory notes in the aggregate principal amounts of $750,000 and $50,000, respectively, for new convertible promissory notes (the “September and October 2023 Convertible Notes”) with the same principal amounts. On the same date, pursuant to the Note Purchase Agreement, the Company also issued  September 2023 convertible notes in the aggregate principal amount of $125,000 to Angel Capital Partners, LP ("Angel Capital"), and in aggregate principal amount of $187,500 to Equigen, II, LLC ("Equigen"), an entity owned by Steven A. Weyel, a director of the Company. The September and October 2023 Convertible Notes have an eighteen-month term and accrue interest at 16.00% annually. The Company is required to make interest only payments on a quarterly basis at the end of each calendar quarter, beginning with the quarter ending December 31, 2023. The first quarterly interest payment is payable in shares of the Company’s common stock based on the five (5) day moving average of the closing sales price of the common stock on the NYSE American immediately prior to December 31, 2023. For calendar quarters beginning March 31, 2024, the Company is required to make quarterly interest payments in cash within ten (10) days of the close of the quarter. The September and October 2023 Convertible Notes may not be prepaid by the Company. The Note Purchase Agreement contains certain covenants, including a covenant that, without the written approval of the holders of greater than 75% of the principal amount of the September and October 2023 Convertible Notes, restricts the Company’s ability to (a) incur any debt which is senior or pari-passu to the September and October 2023 Convertible Notes, or (b) issue any new securities subject to certain exceptions.

If the Company closes on a new offering of equity securities (the “Equity Financing”) of a minimum of $5,000,000 before the maturity date mentioned above, then, subject to any NYSE American shareholder approval requirements, the principal amount, together with all accrued but unpaid interest of the September and October 2023 Convertible Notes, will automatically convert into shares of the same class and type at the same price and on the same terms and provisions as the securities issued to the other participants in the Equity Financing on the closing date of such Equity Financing; provided, however, at the option of the holder, the September and October 2023 Convertible Notes may convert into such equity, (a) at $0.50 per share if the security sold in the Equity Financing is common stock or (b) at a share price which is 25% less than the lowest price per share of shares sold in the Equity Financing. Subject to any NYSE American shareholder approval requirements, the holders may convert their Convertible Notes at any time into the Company’s common stock at a conversion price of $0.50 per share.

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

In October 2023, pursuant to the September 2023 Note Purchase Agreement, Cross River purchased an additional $150,000 of the September and October 2023 Convertible Notes and Richard Murphy, our Chief Executive Officer and Chair, purchased $100,000 of the September and October 2023 Convertible Notes. Also in October 2023, Equigen and Angel Capital contemporaneously purchased $187,500 and $125,000, respectively, in aggregate principal amount of the September and October 2023 Convertible Notes.

During the year ended December 31, 2023, the Company renewed certain of its insurance policies. As part of this renewal, the Company financed $1.8 million of the insurance payments to be made over future periods. This financed insurance liability is recognized within the line item "Accounts payable and accrued liabilities," with a corresponding financed insurance asset recognized within the line item "Prepaid expenses and other current assets," both presented on our consolidated balance sheet as of  December 31, 2023.

Debt Discount and Debt Issuance Costs

We capitalized certain debt discount and debt issuance costs incurred in connection with the various debt facilities executed by the Company. These costs were amortized to interest expense over the terms of the facilities on a straight-line basis. During the years ended December 31, 2023 and 2022, the Company amortized $277,000 and $100,000, respectively, of these costs within the line item “Interest expense” in the consolidated statements of operations. The remaining balance of the unamortized debt discount and debt issuance costs was $295,000 as of December 31, 2023.

Note 6 – Income Taxes

Deferred income tax benefit consists of the following (in thousands):

	December 31,
	2023	2022
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(44)	-
State	(7)	-
Total deferred	(51)	-
Total deferred income tax benefit	$(51)	$-

A reconciliation of computed income taxes by applying the statutory federal income tax rate of 21% to loss from continuing operations before taxes to deferred income tax benefit as presented in our consolidated statements of operations for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	December 31,
	2023	2022
Computed income taxes at 21%	$(1,799)	$(1,171)

(Decrease) increase in income taxes resulting from:
State and local income taxes, net of federal impact	(300)	(195)
Change in valuation allowance	2,039	1,360
Other	9	6

Deferred income tax benefit	$(51)	$-

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

We have a requirement of reporting of taxes based on tax positions which meet a "more likely than not" standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS penalties and interest. As of December 31, 2023 and 2022, the Company does not have an unrecognized tax liability.

The Company has $45.8 million of federal and state net operating loss carryforwards ("NOLs"). The Company estimates that $18.6 million of federal and $7.4 million of state net operating losses will expire unused due to 382 limitations beginning in 2035.

The components of deferred income taxes for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Reserves and accruals	$306	$307
Amortization	232	82
Other items	12	12
Loss carryforwards	11,216	9,854
Total deferred tax assets	11,766	10,255
Valuation allowance	(11,044)	(9,006)
Net deferred tax assets	722	1,249

Deferred tax liabilities:
Depreciation	(944)	(1,522)
Total deferred tax liabilities	(944)	(1,522)

Net deferred tax liabilities	$(222)	$(273)

The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more likely than not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. The Company recorded a valuation allowance of $11.0 million and $9.0 million as of December 31, 2023 and 2022, respectively.

It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.

The Company classifies penalty and interest expense related to income tax liabilities as other expense, which are recognized within the line item "Other income (expense)" in the consolidated statements of operations. The Company did not incur any penalty and interest expense for the years ended December 31, 2023 and 2022, respectively.

The Company files tax returns in various states in the United States, including but not limited to Colorado, Kansas, New Mexico, North Dakota, Oklahoma, Pennsylvania and Texas. The Company’s federal income tax filings for tax years 2020 through 2023 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2019 to 2023.

Note 7 – Stockholders' Equity

February 2023 Offering of Common Stock and Warrants

On  February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a best-efforts public offering (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of Company common stock (the  "February 2023 Offering"). The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants were sold at a per unit price of $0.50. Each unit comprised of pre-funded warrants and common warrants were sold at a per unit price of $0.495, which represents the same per unit price less the $0.005 per share exercise price of the pre-funded warrants. The common warrants are exercisable at a price of $0.55 per share, and have a five-year term. The warrants issued in the February 2023 Offering had an estimated fair value of approximately $2.0 million. The net proceeds from the offering were $3.0 million, after deducting Placement Agent fees and other offering expenses. Offering expenses totaling $534,000 were charged to stockholders' equity and are recorded as a reduction of the proceeds from the  February 2023 Offering. The Company used the net proceeds for general corporate purposes.

Conversion of Subordinated Debt to Equity

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. On June 30, 2023, Cross River: 1) converted the remaining $148,950 principal balance of the March 2022 Convertible Note into 322,402 shares of Company common stock; 2) converted the entire $1,200,000 principal balance of the July 2022 Convertible Note into 2,400,000 shares of Company common stock; and 3) received a five-year warrant to acquire 2,400,000 shares of Company common stock with an exercise price of $0.55 per share. The warrants issued as part of the July 2022 Convertible Note conversion had an estimated fair value of $340,000.

September 2023 Oilfield Equipment Asset Purchase Agreement

On September 11, 2023, the Company completed an asset purchase agreement (the "Asset Purchase Agreement"), acquiring all of the oilfield equipment assets of oilfield services providers Rapid Hot Flow LLC and Rapid Pressure Services, LLC, from OilServ, LLC (collectively, "OilServ, LLC"), in exchange for 2,939,133 shares of the Company's common stock, valued at $1,057,500. The total shares issued at closing was 2,645,220 shares of Company common stock, and the remaining 293,913 shares were issued on March 11, 2024 following the satisfaction of the indemnification provisions which were provided for in the acquisition.

Warrants

A summary of warrant activity for the years ended December 31, 2023 and 2022 is as follows (in thousands):

			Weighted Average
		Weighted Average	Remaining
Warrants	Shares	Exercise Price	Contractual Life (Years)
Outstanding as of January 1, 2022	1,192,085	$3.57	3.75
Issued	568,720	2.11	4.84
Outstanding as of December 31, 2022	1,760,805	3.10	3.43
Issued	12,500,000	0.41	4.32
Exercised	(3,100,000)	0.005	-
Outstanding as of December 31, 2023	11,160,805	$0.95	3.95

Exercisable as of December 31, 2023	11,160,805	$0.95	3.95

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

The Company is taking steps to achieve compliance with the stockholders' equity standards of Section 1003(a) of the Company Guide by  June 9, 2024. These steps include the conversions of convertible notes into equity as discussed in Note 5 - Debt. The Company is working towards regaining compliance with the stockholders' equity continued listing standards of the NYSE American; however, there can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

Note 8 – Stock Options and Restricted Stock

Stock Options

On July 18, 2016, the Board unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the "2016 Plan"), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of Company common stock that may be granted under the 2016 Plan is 533,334 shares, plus authorized and unissued shares from the 2010 Plan totaling 159,448, for a total reserve of 692,782 shares. As of December 31, 2023, there were 250,000 options and 15,000 shares of restricted stock that remained outstanding under the 2016 Plan.

On September 11, 2023, the Company granted stock options to certain key employees to acquire 500,000 shares of the Company's common stock at an exercise price of $0.41 per share with 50% of such options vesting January 1, 2024, and the remaining balance vesting January 1, 2025. In connection with the stock options issuance, the Company recognized stock-based compensation costs of $109,000 for the year ended December 31, 2023. As of December 31, 2023, there is $66,000 of unamortized stock-based compensation expense for stock options to be amortized over the next twelve months.

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

A summary of the restricted stock activity is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares as of January 1, 2022	181,221	$1.58
Granted	345,000	2.68
Vested	(178,721)	2.12
Forfeited	(80,000)	2.21
Restricted shares as of December 31, 2022	267,500	2.44
Granted	139,262	1.26
Vested	(266,762)	1.86
Forfeited	(25,000)	1.02
Restricted shares as of December 31, 2023	115,000	$2.68

During the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation costs for restricted stock of $268,000 and $811,000 presented within the line item "Sales, general and administrative expenses" in the consolidated statements of operations, of which $748,000 of the prior year expense was related to compensation for restricted stock awards granted to the Company's CFO who joined the Company in April 2022. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

As of December 31, 2023, there is no remaining unamortized stock-based compensation expense for restricted stock.

During the year ended December 31, 2023, the Company awarded 79,262 restricted shares to the Board of Directors to satisfy 2023 Board of Directors fees earned. The Company recognized expense of $82,000 for the year ended December 31, 2023 related to the award of these shares.

The Company issued 50,000 restricted shares during the year ended  December 31, 2022 as part of the severance agreement related to the resignation of a former Chief Financial Officer. This issuance had a grant date fair value of $112,000 and the expense for this issuance is presented within the line item "Severance and transition costs" in the consolidated statement of operations for the year ended December 31, 2022. Unvested restricted performance share-based awards totaling 61,000 shares were forfeited as part of the severance agreement.

Note 9 – Commitments and Contingencies

As of December 31, 2023, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease payments for these operating and finance lease commitments for the twelve months ending December 31 are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$488	$16
2025	374	-
2026	179	-
Total future lease payments	1,041	16
Less: imputed interest	(72)	-
Discounted value of lease obligations	$969	$16

The following table summarizes the components of our gross operating and finance lease costs (in thousands):

	For the Year Ended December 31,
	2023	2022
Operating lease cost:
Current lease cost	$152	$88
Long-term lease cost	653	799
Total operating lease cost	$805	$887

Finance lease cost:
Amortization of right-of-use assets	$13	$19
Interest on lease liabilities	1	2
Total finance lease cost	$14	$21

Our weighted-average lease term and discount rate used for leases were as follows:

	For the Year Ended December 31,
	2023	2022
Operating:
Weighted-average lease term (years)	2.24	2.87
Weighted-average discount rate	6.40%	6.38%
Finance:
Weighted-average lease term (years)	0.79	1.74
Weighted-average discount rate	5.59%	5.59%

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

On March 4, 2024, the United States District Court of Colorado dismissed the May 2022 class action complaint filed against the Company and two current or former officers. The Court's order dismissed claims against the Company and certain of our current and former officers and granted the Company's February 2023 motion to dismiss the class action complaint without prejudice. On March 21, 2024, the Company was informed by the plaintiff's attorney that no appeal will be filed and the class action complaint is considered dismissed without prejudice as of that date.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
For the Year Ended December 31, 2023:
Revenues	$10,526	$11,532	$-	$22,058
Cost of revenues	9,206	10,567	-	19,773
Segment profit	$1,320	$965	$-	$2,285

Depreciation and amortization	$1,464	$1,500	$690	$3,654
Capital expenditures	$123	$126	$19	$268
Identifiable assets(1)	$6,121	$6,271	$12	$12,404

For the Year Ended December 31, 2022:
Revenues	$11,211	$10,433	$-	$21,644
Cost of revenues	10,534	9,695	-	20,229
Segment profit	$677	$738	$-	$1,415

Depreciation and amortization	$2,303	$1,678	$366	$4,347
Capital expenditures	$127	$93	$-	$220
Identifiable assets(1)	$7,044	$10,584	$158	$17,786

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; assets held for sale; and other assets.

The following table reconciles the segment losses reported above to the loss from operations reported in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2023	2022
Segment profit	$2,285	$1,415
Sales, general and administrative expenses	(4,454)	(4,875)
Severance and transition costs	(1)	(303)
Gain (loss) on disposal of property and equipment	16	(300)
Impairment losses	(796)	-
Depreciation and amortization	(3,654)	(4,347)
Loss from operations	$(6,604)	$(8,410)

Note 11 – Subsequent Events

Buckshot Acquisition

On March 19, 2024, Enservco entered into a membership interest purchase agreement (the “Buckshot Purchase Agreement”) with Tony Sims, an individual resident of Colorado; Jim Fate, an individual resident of Colorado (together the “Sellers”), and Buckshot Trucking LLC, a Wyoming limited liability company (“Buckshot Trucking”), pursuant to which Enservco agreed to acquire from the Sellers all of the issued and outstanding membership interests of Buckshot Trucking (the “Acquisition”) for $5,000,000 (the “Base Amount”), subject to a net working capital adjustment, plus up to $500,000, in the form of Enservco common stock, contingent upon satisfaction of certain conditions set forth in the Buckshot Purchase Agreement. The Base Amount consists of $3,750,000 in cash and $1,250,000 in shares of Enservco common stock based on the volume-weighted average of Enservco common stock for the 10-day period immediately preceding the closing date.

The issuance of the Enservco common stock pursuant to the Buckshot Purchase Agreement is subject to the prior approval or consent of the holders of a majority of the outstanding shares of Enservco common stock. Under the Buckshot Purchase Agreement, Enservco has agreed to use its reasonable best efforts to obtain from specified stockholders a written consent approving the issuance of the common stock as promptly as reasonably practicable after the date of the Buckshot Purchase Agreement. In addition, Enservco will prepare and file an information statement in respect to the issuance of Enservco common stock under the Buckshot Purchase Agreement with the U.S. Securities and Exchange Commission (“SEC”) in accordance with Rule 14c-2 of the Exchange Act of 1934, as amended (the “Information Statement”) or a proxy statement should Enservco proceed with a stockholder meeting in lieu of a written consent seeking approval.

Under the Buckshot Purchase Agreement, Enservco has agreed to file a registration statement with the SEC for the purpose of registering for resale the shares issued pursuant to the Buckshot Purchase Agreement. Enservco is required to file such registration statement with the SEC within 60 days following the closing date.

The Buckshot Purchase Agreement contains customary representations, warranties, and covenants by each party. The Buckshot Purchase Agreement also contains post-closing indemnification rights for each party for breaches of representations and warranties, covenants, as well as certain other matters, subject to certain specified limitations.

Each party’s obligation to consummate the Acquisition is conditioned upon certain closing conditions, including without limitation: (i) Buckshot Trucking having a trailing twelve (12) month adjusted EBITDA of at least $2,000,000 as of the closing date; (ii) Buckshot Trucking delivering a closing working capital amount of at least $1,230,000 as of the closing date; (iii) the Information Statement having been mailed to Enservco’s stockholders and at least 20 calendar days elapsing from the date of completion of such mailing; (iv) the performance by the other party of its obligations and covenants under the Buckshot Purchase Agreement; (v) the absence of any decree prohibiting consummation of the closing; and (vi) the delivery of certain closing deliverables by the other party.

In connection with the Buckshot Purchase Agreement, Enservco will enter into an employment agreement with Tony Sims, one of the former owners, to serve as President of Buckshot Trucking. As an inducement for his employment, Enservco has agreed to issue Mr. Sims options to acquire 250,000 shares of Enservco common stock at an exercise price equal to the fair market value of Enservco common stock on the date of the grant. The options will vest 50% on July 1, 2024 and 50% on July 1, 2025.

Legal Matters

On March 4, 2024, the United States District Court of Colorado dismissed a May 2022 class action complaint filed against the Company and two current or former officers. The Court's order dismissed claims against the Company and certain of our current and former officers and granted the Company's February 2023 motion to dismiss the class action complaint without prejudice. On March 21, 2024, the Company was informed by the plaintiff's attorney that no appeal will be filed and the class action complaint is considered dismissed without prejudice as of that date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation and Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2023, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Throughout the reporting period, the Company has faced financial and staffing challenges requiring significant resource allocations towards operational activities. As a smaller reporting company, the necessity of the Company to balance the continual improvement and testing of its internal control framework and related controls against the requirements to operate its business is a continual challenge. While the Company will continue to enhance, monitor and remediate its internal control framework in order to improve, monitor and enhance our disclosure controls and procedures, management does not believe that it has adequately tested its internal control over financial reporting, disclosure controls and procedures as of December 31, 2023.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accurately accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to ensure that it is effective. Notwithstanding, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP. The Company will continue to develop, enhance and remediate internal control gaps and test its internal control environment on an ongoing basis, with the goal of enhancing the control environment as a smaller reporting company with limited resources.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. Management does not yet believe that prior year material weaknesses have been fully remediated. The Company will continually require monitoring and development within the confines of a smaller reporting company with limited resources.

Remediation of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our consolidated financial statements in a prior period, management identified material weaknesses in our internal control over financial reporting. These prior period material weaknesses allowed errors to occur that were not detected in a timely manner, therefore requiring a re-evaluation for the accounting of certain transactions during that time. Management believes these prior period material weaknesses are continually being remediated through the efforts the Company has undertaken to enhance its system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments and accounting for income taxes, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting and tax applications. In addition, the Company has undertaken and is currently undertaking a number of initiatives in its efforts to improve upon its control environment and, ultimately, remediate and prevent material weaknesses in future periods. These initiatives include but are not limited to upgrading its ERP and accounting system, as well as the addition of full-time resource(s) that have had extensive experience with and knowledge of a proper internal control framework and environment. Further, we plan to engage a third-party consulting firm to document and test on behalf of management the design and effectiveness of our internal control over financial reporting. We will continue to remediate, enhance, monitor and test the design and effectiveness of these and other processes, procedures, and controls and make any further changes or determine and obtain any additional resources management deems appropriate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the Company’s quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

 PART IV

ITEM 15. EXHIBITS

Exhibit No.	Title
1.01	Common Stock Sales Agreement by and between the Company and Alliance Global Partners dated September 28, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K dated September 28, 2020, and filed on September 28, 2020)
2.01	Asset Purchase Agreement dated as of September 11, 2023 among Enservco Corporation and Heat Waves Hot Oil Service LLC as Purchaser, and OilServ, LLC, Rapid Hot Flow, LLC and Rapid Pressure Services, LLC as the Selling Parties (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2023).
3.01	Second Amended and Restated Certificate of Incorporation (Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011)
3.02

Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014)

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on November 20, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K dated January 20, 2021, and filed on January 21, 2021)
3.04	Amended and Restated Bylaws (Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010)
4.01	Description of Securities (Incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated December 31, 2019 and filed on March 20, 2020)
4.02	Warrant to Purchase Common Stock dated September 23, 2020 issued to East West Bank. (Incorporated by reference from the Company’s Current Report on Form 8-K dated September 23, 2020, and filed on September 28, 2020)
10.01	2016 Stock Incentive Plan (Incorporated by reference from the Company’s Proxy Statement on Form DEF 14A and filed on August 16, 2016)
10.02	Form of Indemnification Agreement (Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 18, 2014)
10.03	Note Conversion Agreement by and between the Company and Cross River Partners, L.P. dated February 3, 2021 (Incorporated by reference from the Company’s Current Report on Form 8-K dated and filed on February 3, 2021)
10.04	East West Bank payoff letter dated March 18, 2022 by and among East West Bank, Enservco Corporation, Dillco Fluid Service, Inc., Heat Waves Hot Oil Service, LLC, Heat Waves Water Management LLC (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.05	Master Lease Agreement dated March 24, 2022 by and between Utica Leaseco, LLC and Heat Waves Hot Oil Services LLC (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.06	Master Lease Guaranty dated March 24, 2022 by Enservco Corporation (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.07	Invoice Purchase Agreement dated March 24, 2022 by and between LSQ Funding Group, LLC and Heat Waves Hot Oil Services LLC (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.08	Entity Guaranty dated March 24, 2022 by Enservco Corporation (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.09	Intercreditor Agreement dated March 24, 2022 by and among Utica Leaseco, LLC, LSQ Funding Group, LLC, Heat Waves Hot Oil Services LLC, and Enservco Corporation (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.10	Convertible Subordinated Promissory Note dated March 22, 2022 of Enservco Corporation issued to Cross River Partners, LP (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.11	Separation Agreement and Release between Enservco Corporation and Marjorie Hargrave effective April 13, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
10.12	Convertible Subordinated Promissory Note dated July 15, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2022)
10.13	Note Exchange Agreement by and between Enservco Corporation and Cross River Partners, L.P. dated November 3, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2022)
10.14	Convertible Secured Subordinated Promissory Note dated November 3, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2022)
10.15	Warrant dated November 3, 2022 issued to Cross River Partners, LP (Incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K filed November 9, 2022)
10.16	Form of Common Warrant for February 2023 Public Offering (Incorporated by reference to Exhibit 4.3 to Company’s Registration Statement on Form S-1/A filed on February 7, 2023)
10.17	Form of Pre-Funded Warrant for February 2023 Public Offering (Incorporated by reference to Exhibit 4.4 to Company’s Registration Statement on Form S-1/A filed on February 7, 2023)
10.18	Form of Securities Purchase Agreement for February 2023 Public Offering (Incorporated by reference to Exhibit 4.5 to Company’s Registration Statement on Form S-1/A filed on February 7, 2023)
10.19	Form of Placement Agency Agreement between the Company and A.G.P./Alliance Global Partners (Incorporated by reference to Exhibit 1.1 to Company’s Registration Statement on Form S-1/A filed on February 7, 2023)
10.20	Warrant dated June 30, 2023 issued to Cross River Partners, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).
10.21	Convertible Promissory Note dated September 1, 2023 of Enservco Corporation issued to Cross River Partners, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2023).
10.22	Convertible Promissory Note dated September 1, 2023 of Enservco Corporation issued to Kevin Chesser (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 8, 2023).
10.23	Note Purchase Agreement effective as of September 11, 2023 by among Enservco Corporation and the investors named therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2023).
10.24	Form of New Convertible Note dated September 11, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 15, 2023).
14.1	Code of Business Conduct and Ethics Whistleblower Policy (Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K dated July 27, 2010 and filed on July 28, 2010)
21.1 *	Subsidiaries of Enservco Corporation.
23.1 *	Consent of Pannell Kerr Forster of Texas, P.C.
24.1	Power of Attorney (included on signature page).
31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: March 29, 2024	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

(Power of Attorney)

Each person whose signature appears below appoints Richard A. Murphy and Mark K. Patterson, and each of them, any of whom may act without the joinder of the other, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K for the year ended December 31, 2023, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or would do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 29, 2024	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: March 29, 2024	/s/ Mark K. Patterson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 29, 2024	/s/ Robert S. Herlin
Director

Date: March 29, 2024	/s/ William A. Jolly
Director

Date: March 29, 2024	/s/ Kevin Chesser
Director

Date: March 29, 2024	/s/ Steven A. Weyel
Director