Form 10-Q
period 2024-03-31
Enservco Corp
filed 2024-05-15
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 13, 2024, there were 27,636,500 shares of the registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$474	$201
Accounts receivable, net	4,248	4,190
Prepaid expenses and other current assets	870	1,047
Inventories	219	209
Note receivable	75	75
Total Current Assets	5,886	5,722

Property and equipment, net	6,235	6,923
Intangible assets, net	67	-
Right-of-use asset - finance, net	6	9
Right-of-use asset - operating, net	759	891
Note receivable, less current portion	125	144
Other assets	182	183

Total Assets	$13,260	$13,872

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$3,104	$4,285
Utica Facility	1,684	1,595
LSQ Facility	2,739	2,472
November 2022 Convertible Note, related party	1,079	1,027
September and October 2023 Convertible Notes, related parties	1,660	-
Lease liability - finance	6	10
Lease liability - operating	395	441
Other current liabilities	200	198
Total Current Liabilities	10,867	10,028

Utica Facility, less current portion	1,075	1,690
September and October 2023 Convertible Notes, related parties, less current portion	-	1,656
Utica Residual Liability	293	256
Lease liability - finance, less current portion	10	6
Lease liability - operating, less current portion	436	528
Deferred tax liabilities	222	222
Other non-current liabilities	7	58

Total Liabilities	12,910	14,444

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value, 100,000,000 shares authorized; 27,362,742 and 26,592,637 shares issued as of March 31, 2024 and December 31, 2023, respectively; 6,907 shares of treasury stock as of March 31, 2024 and December 31, 2023; and 27,355,835 and 26,585,730 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	135	131
Additional paid-in capital	49,148	48,970
Accumulated deficit	(48,933)	(49,673)
Total Stockholders' Equity (Deficit)	350	(572)

Total Liabilities and Stockholders' Equity (Deficit)	$13,260	$13,872

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Revenues:
Production services	$2,485	$2,863
Completion and other services	7,307	6,049
Total revenues	9,792	8,912

Expenses:
Production services	2,121	2,317
Completion and other services	4,410	4,580
Sales, general, and administrative	1,232	1,503
Severance and transition	-	1
Gain on disposal of assets	-	(1)
Depreciation and amortization	767	971
Total operating expenses	8,530	9,371

Income (loss) from operations	1,262	(459)

Other (expense) income:
Interest expense	(578)	(590)
Other income	56	29
Total other expense, net	(522)	(561)

Income (loss) before taxes	740	(1,020)
Deferred income tax benefit	-	16
Net income (loss)	$740	$(1,004)

Net income (loss) per share:
Basic	$0.03	$(0.07)
Diluted	$0.03	$(0.07)

Weighted average number of common shares outstanding:
Basic	26,934	14,808
Diluted	30,284	14,808

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at January 1, 2023	11,829	$59	$42,266	$(41,156)	$1,169
Stock-based compensation	-	-	44	-	44
Restricted share issuance	60	-	92	-	92
Restricted share cancellation	(25)	-	-	-	-
Shares issued to Cross River Partners, L.P. in connection with partial conversion of March 2022 Convertible Note	2,275	11	1,040	-	1,051
Shares issued in February 2023 Offering, net of offering costs	3,900	20	964	-	984
Warrants issued in February 2023 Offering, net of offering costs	-	-	1,968	-	1,968
Net loss	-	-	-	(1,004)	(1,004)
Balance at March 31, 2023	18,039	$90	$46,374	$(42,160)	$4,304

Balance at January 1, 2024	26,586	$131	$48,970	$(49,673)	$(572)
Stock-based compensation	-	-	16	-	16
Restricted share issuance	476	2	58	-	60
Shares issued through release of OilServ, LLC indemnification provisions	294	2	104	-	106
Net income	-	-	-	740	740
Balance at March 31, 2024	27,356	$135	$49,148	$(48,933)	$350

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Operating Activities:
Net income (loss)	$740	$(1,004)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	767	971
Gain on disposal of equipment	-	(1)
Stock-based compensation	76	196
LSQ Facility interest paid-in-kind	126	-
Amortization of debt issuance costs and discount	77	70
Deferred income tax benefit	-	(16)
Changes in operating assets and liabilities:
Accounts receivable	(58)	243
Inventories	(10)	(1)
Prepaid expense and other current assets	178	481
Amortization of operating lease assets	132	139
Other assets	1	17
Accounts payable and accrued liabilities	(924)	(1,189)
Operating lease liabilities	(138)	(143)
Other liabilities	92	(242)
Net cash provided by (used in) operating activities	1,059	(479)

Investing Activities:
Purchases of property and equipment	(77)	(49)
Proceeds from disposals of property and equipment	-	9
Purchase of intangible	(67)	-
Collections on note receivable	19	25
Net cash used in investing activities	(125)	(15)

Financing Activities:
Proceeds from February 2023 Offering, net	-	2,952
Net LSQ Facility borrowings (repayments)	140	(334)
Utica Facility repayments	(545)	(294)
Repayments of long-term debt	-	(15)
Payments on financed insurance	(256)	(79)
Net cash (used in) provided by financing activities	(661)	2,230

Net Increase in Cash and Cash Equivalents	273	1,736

Cash and Cash Equivalents, beginning of period	201	35

Cash and Cash Equivalents, end of period	$474	$1,771

Supplemental Cash Flow Information:
Cash paid for interest	$256	$312
Non-Cash Investing and Financing Activities:
Partial conversion of March 2022 Convertible Note to equity	$-	$1,051

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco and its wholly-owned subsidiary, Heat Waves Hot Oil Service LLC ("Heat Waves"), (collectively, the "Company").

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with GAAP and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco for the year ended December 31, 2023. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies

Going Concern

Our condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the three months ended March 31, 2024, we generated income from operations of $1.3 million and net income of $740,000. For the three months ended March 31, 2023, we generated a loss from operations of $459,000 and a net loss of $1.0 million. As of March 31, 2024, we had cash and cash equivalents of $474,000 and a working capital deficit of $5.0 million. Beginning in the latter part of 2022, hiring practices and headcount were significantly modified and reduced, and unprofitable locations were closed. We also disposed of non-core or underperforming assets, generating proceeds totaling $2.0 million since the beginning of 2023. Despite the recent developments and the contributing improvements to our financial position noted above, we believe that substantial doubt exists over our ability to continue as a going concern for twelve months after the date of issuance of this Quarterly Report on Form 10-Q.

We utilize a cash forecast model to evaluate the ability of future cash flows to fund continuing operations. We analyze projected cash flows to determine if they are sufficient to fund the operations and obligations of the Company for a period of time that extends twelve months or more from the date of the applicable filing. We may need to raise additional capital for our growth and ongoing operations. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms, or at all. Our ability to obtain additional financing through debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, our performance, and investor sentiment with respect to us and our industry.

Pending Acquisition of Buckshot Trucking LLC

On March 19, 2024, Enservco entered into a membership interest purchase agreement (the "Buckshot Purchase Agreement") with Tony Sims, an individual resident of Colorado; Jim Fate, an individual resident of Colorado (together the “Sellers”), and Buckshot Trucking LLC, a Wyoming limited liability company (“Buckshot Trucking”), pursuant to which Enservco agreed to acquire from the Sellers all of the issued and outstanding membership interests of Buckshot Trucking (the “Buckshot Acquisition”) for $5,000,000 (the “Base Amount”), subject to a net working capital adjustment, plus up to $500,000, in the form of Enservco common stock, contingent upon satisfaction of certain conditions set forth in the Buckshot Purchase Agreement. The Base Amount consists of $3,750,000 in cash and $1,250,000 in shares of Enservco common stock based on the volume-weighted average of Enservco common stock for the 10-day period immediately preceding the closing date.

The issuance of the Enservco common stock pursuant to the Buckshot Purchase Agreement is subject to the prior approval or consent of the holders of a majority of the outstanding shares of Enservco common stock. On May 9, 2024 the Company filed a preliminary proxy statement with the SEC for the solicitation of proxies in connection with the Company’s upcoming annual meeting to consider and vote on the stock issuance pursuant to the Buckshot Purchase Agreement, among other matters.

Additional information about the pending Buckshot Acquisition is set forth in our Current Report on Form 8-K filed with the SEC on March 25, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it maintains its deposits. Enservco maintains its excess cash in two separate financial institutions; however, deposits may exceed federally insured amounts at times.

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for credit losses. We make estimates of expected credit and collectability trends for the allowance for credit losses based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2024 and December 31, 2023, the Company had an allowance for credit losses of $100,000. For the three months ended March 31, 2024 and 2023, the Company did not record any bad debt expense or bad debt recovery.

Concentrations

Revenues from two customers represented 10% or more of total revenues, at 33% and 23%, respectively, for the three months ended March 31, 2024. Revenues from one customer represented 10% or more of total revenues, at 45%, for the three months ended March 31, 2023. As of March 31, 2024, two customers represented more than 10% of the Company's accounts receivable balance at 32% and 24%, respectively. As of December 31, 2023, two customers represented more than 10% of the Company's accounts receivable balance at 50% and 18%, respectively.

Inventories

Inventories consist primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and are carried at the lower of cost or net realizable value in accordance with the first in, first out method of accounting ("FIFO"). The Company periodically reviews the value of items in inventories and provides write-downs or write-offs of inventories based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three months ended March 31, 2024 and 2023, the Company did not recognize any write-downs or write-offs of inventories.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments which extend the remaining useful life or expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives ranging from five to thirty years.

When property and equipment is either sold or disposed of, the cost and related accumulated depreciation of the property and equipment sold or disposed is removed from the accounting records. Any difference between the net book value of the property and equipment and the proceeds of the assets' sale, or settlement of an insurance claim, is recorded as a gain or loss in the Company’s condensed consolidated statements of operations.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For the three months ended March 31, 2024 and 2023, the Company concluded that there were no triggering events which could indicate potential impairment of its long-lived assets.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. For the three months ended March 31, 2024 and 2023, the Company recorded no impairment charges on its held for sale assets.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line item "Assets held for sale" in our condensed consolidated balance sheets.

Business Combinations

The Company follows the guidance provided for under Accounting Standards Codification ("ASC") 805 Business Combinations (“ASC 805”) when evaluating the appropriate recording treatment of acquisition transactions. Initial steps included evaluating whether the Company obtains control of activities and assets of a business which accounts for the allocation of the purchase consideration to the assets and liabilities acquired at fair value, or if it is an asset acquisition which follows the purchase accounting method.  The Company carefully evaluates specific facts and circumstances when applying the guidance in ASC 805.

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

Earnings (Loss) Per Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding for the period. The diluted weighted average number of common shares outstanding for the period is computed using the treasury stock method for Company common stock that may be issued for outstanding common stock options and warrants and is computed using the if-converted method for convertible securities and convertible debt instruments.

For the three months ended March 31, 2024, the Company had common stock options, warrants, and convertible debt instruments that are considered common stock equivalents that are considered in the computations of basic and diluted earnings per share. Due to the Company having net income for the three months ended March 31, 2024, shares issuable upon the conversion of all  September and October 2023 Convertible Notes (as defined in Note 5 - Debt to the condensed consolidated financial statements) are included in the computation of diluted earnings per share. For the three months ended March 31, 2023, the Company had warrants, pre-funded warrants, and convertible debt instruments that are considered common stock equivalents that are considered in the computations of basic and diluted earnings per share. For the three months ended  March 31 2023, due to the Company having a net loss for the period, shares issuable upon the exercise of outstanding warrants and convertible debt instruments are excluded from the computation of diluted earnings per share because their impact would be anti-dilutive. However, in accordance with ASC 260-10-45-13, the pre-funded warrants issued by the Company during the three months ended March 31, 2023 are included in the weighted average number of common shares outstanding used in the computation for basic and diluted earnings per share for that period.

The following table presents the reconciliation of basic to diluted weighted average number of common shares outstanding used in computing earnings per common share for the period presented (in thousands):

For the Three Months Ended
March 31,
2024
Weighted average number of common shares outstanding, basic	26,934
Add:
September and October 2023 Convertible Notes common stock equivalents	3,350
Weighted average number of common shares outstanding, diluted	30,284

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

Interest and penalties associated with tax positions are recorded in the period assessed as "Other expense" in the condensed consolidated statements of operations. The Company files income tax returns in the United States of America ("USA") and in the states in which it conducts its business operations. The Company’s USA federal income tax filings for tax years 2020 through 2023 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2019 to 2023.

Fair Value

The fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, rather than the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities;
Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

Financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company did not have any transfers between hierarchy levels for the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and 2023, the Company had no assets or liabilities that were required to be measured at fair value on a recurring basis.

When an assessment for impairment is required for its long-lived assets, the Company assesses the recoverability using the lowest level of cash flows taking into consideration timing and appropriate discount rates. When appropriate, market comparables may be used to determine if an asset may not be recoverable.

The Company valued its warrants and stock options using the Black-Scholes model for prior reporting periods. The Company did not have any warrants or stock options that required valuation during the three months ended March 31, 2024.

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

Management Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, useful lives of long-lived assets, evaluation of impairment of long-lived assets, stock-based compensation expense, income tax provisions and the valuation of deferred taxes. Actual results could differ from those estimates.

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

The Company used a Black-Scholes model to determine the fair value of certain warrants. The expected term used was the remaining contractual term. Expected volatility was based upon historical volatility over a term consistent with the remaining term. The risk-free interest rate was derived from the yield on zero-coupon USA government securities with a remaining term equal to the contractual term of the warrants. The dividend yield was assumed to be zero.

Reclassifications

Certain prior period amounts may have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no effect on the Company’s condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Statements - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to ascertain credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 in fiscal year 2023 and the adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Trucks and vehicles	$48,099	$48,036
Other equipment	1,859	1,859
Buildings and improvements	632	619
Total property and equipment	50,590	50,514
Accumulated depreciation	(44,355)	(43,591)
Property and equipment, net	$6,235	$6,923

For the three months ended March 31, 2024 and 2023, the Company recorded depreciation expense of $764,000 and $914,000, respectively.

Note 4 – Intangible Assets

The components of our intangible assets are as follows (in thousands):

	March 31, 2024	December 31, 2023
Customer relationships	$626	$626
Patents and trademarks	441	441
Software	67	-
Total intangible assets	1,134	1,067
Accumulated amortization	(1,067)	(1,067)
Net carrying value	$67	$-

The useful lives of our intangible assets were estimated to be between three and five years at inception. Amortization expense for intangible assets for the three months ended March 31, 2024 and 2023 was $0 and $54,000, respectively.

The following table represents the amortization expense for the next twelve months ending March 31 (in thousands):

	2025	2026	2027	2028
Customer relationships	$-	$-	$-	$-
Patents and trademarks	-	-	-	-
Software	11	22	22	12
Total intangible asset amortization expense	$11	$22	$22	$12

Note 5 – Debt

Notes Payable

Long-term debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Utica Facility	$2,840	$3,388
LSQ Facility	2,739	2,472
November 2022 Convertible Note with related party	1,200	1,200
September and October 2023 Convertible Notes with related parties	1,675	1,675
Total long-term debt	8,454	8,735
Less debt discount and debt issuance costs	(217)	(295)
Less current portion	(7,298)	(5,267)
Long-term debt, net of debt discount, debt issuance costs and current portion	$939	$3,173

Aggregate contractual principal maturities of debt for the twelve months ending March 31 are as follows (in thousands):

2025	$7,298
2026	1,156
Total	$8,454

Refinancing

On  March 24, 2022, the Company completed a refinancing transaction (the "Refinancing") in which it terminated an existing 2017 Amended Credit Facility with East West Bank. Pursuant to the pay-off letter dated as of  March 18, 2022 by the Company, its certain wholly-owned subsidiary and East West Bank, in full satisfaction of the Company’s obligations under the 2017 Amended Credit Facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank five percent of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million (the "EWB Obligation"). The Company paid off and satisfied the $1.0 million EWB Obligation in April 2023.

As part of the Refinancing, Heat Waves entered into a Master Lease Agreement (the "Utica Facility") with Utica Leaseco, LLC ("Utica"), pursuant to which Utica provided an equipment-collateralized loan to the Company in the amount of $6.225 million. Under the Utica Facility, the Company is required to make fifty-one monthly payments with initial payments beginning at $168,075 each and a surcharge of 1% of the monthly payment amount per month for every 0.25% that the prime rate of Comerica Bank exceeds 3.25%. The Company's current minimum payment as of March 31, 2024 under the Utica Facility is $203,000 per month. The aforementioned surcharge is discretionary on the part of Utica and is calculated twice yearly, each on January 1 and July 1, beginning on July 1, 2022. This surcharge is added to the monthly Basic Rent (as such term is defined in the Master Lease Agreement) due under the Utica Facility, and is due and payable with the next regularly scheduled Basic Rent payment under such schedule and on each payment date thereafter. At the end of the fifty-one month term, the Company is required to make a residual payment to Utica between 1% and 10% of the initial principal amount, or between $62,250 and $622,500 depending upon the Company’s ratio of EBITDA to the sum of interest payments, cash paid for taxes and current debt and capital lease payments during the period. The Utica Facility is secured by all the Company’s equipment and proceeds from sale of such equipment. The Company also has the option to prepay $1.0 million of the Utica Facility in exchange for a reduced payment schedule. The Company guarantees the obligations of Heat Waves under the Utica Facility.

Further, as part of the Refinancing, Heat Waves entered into an Invoice Purchase Agreement (the "Receivables Financing" or "LSQ Facility," and together with the Utica Facility, the "2022 Financing Facilities") with LSQ Funding Group, LLC ("LSQ") pursuant to which LSQ provides receivables factoring to Heat Waves. Under the Receivables Financing, LSQ advances up to 85% on accounts receivable factored by Heat Waves, up to a maximum of $10.0 million. LSQ receives fees equal to 0.1% of the receivables purchased in addition to a funds usage daily fee of 0.021% of the outstanding balance purchased. The Receivables Financing initially had an eighteen-month term and automatically renews for successive one-year periods after the initial term; however, it can be terminated upon giving proper notice and the payment of certain fees. The Receivables Financing is secured by a security interest in Heat Wave’s accounts receivables and proceeds from such accounts receivable. Heat Wave’s obligations under the Receivables Financing are guaranteed by the Company.

The Utica Facility and the LSQ Facility are subject to an Intercreditor Agreement dated on or about  March 24, 2022 by and among Utica, LSQ, Heat Waves, and the Company (the "Intercreditor Agreement").

Subordinated Debt with Related Parties

On September 22, 2022, the Company entered into a revolving credit facility with Cross River pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the "Cross River Revolver Note"). On November 3, 2022, the Company entered into a note exchange agreement with Cross River, pursuant to which Cross River loaned an additional $450,000 to the Company and exchanged the Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the "November 2022 Convertible Note") and received a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. These warrants are subject to limitation such that the number of shares that may be issued shall not exceed obligations under rules of regulations of the principal market. The November 2022 Convertible Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the November 2022 Convertible Note is convertible into the Company’s common stock at a conversion price equal to the lower of $2.11 per share or the price and terms the Company receives in the next subsequent equity offering in excess of $2.0 million. The November 2022 Convertible Note was secured by two Company-owned parcels of real property located in North Dakota. On December 13, 2022, the Company sold one of these two parcels for a combination of cash and a promissory note/mortgage totaling $550,000. As consideration for Cross River releasing its security interest on such parcel, the Company entered into a collateral assignment of the security on such parcel back to Cross River in the event the buyer defaults on their promissory note/mortgage to the Company. On November 22, 2023, the Company sold the second parcel that was acting as collateral to Cross River, which was located in Killdeer, North Dakota, with Cross River releasing its security interest in the parcel in conjunction with the sale.

On September 1, 2023, the Company issued a convertible promissory note in the amount of $750,000 to Cross River and a convertible promissory note in the amount of $50,000 to Kevin Chesser (“Chesser”), a director of the Company.

On September 11, 2023, pursuant to a Note Purchase Agreement (the "Note Purchase Agreement"), Cross River and Chesser exchanged the previously issued September 1, 2023 convertible promissory notes in the aggregate principal amounts of $750,000 and $50,000, respectively, for new convertible promissory notes (the “September and October 2023 Convertible Notes”) with the same principal amounts. On the same date, pursuant to the Note Purchase Agreement, the Company also issued September New Convertible Notes in the aggregate principal amount of $125,000 to Angel Capital Partners, LP ("Angel Capital"), and in aggregate principal amount of $187,500 to Equigen, II, LLC ("Equigen"), an entity owned by Steven A. Weyel, a former director of the Company. The September and October 2023 Convertible Notes have an eighteen-month term and accrue interest at 16.00% annually. The Company is required to make interest only payments on a quarterly basis at the end of each calendar quarter, beginning with the quarter ending December 31, 2023. The first quarterly interest payment is payable in shares of the Company’s common stock based on the five (5) day moving average of the closing sales price of the common stock on the NYSE American immediately prior to December 31, 2023. For calendar quarters beginning March 31, 2024, the Company is required to make quarterly interest payments in cash within ten (10) days of the close of the quarter. The September and October 2023 Convertible Notes may not be prepaid by the Company. The Note Purchase Agreement contains certain covenants, including a covenant that, without the written approval of the holders of greater than 75% of the principal amount of the September and October 2023 Convertible Notes, restricts the Company’s ability to (a) incur any new debt which is senior or pari-passu to the September and October 2023 Convertible Notes, or (b) issue any new securities subject to certain exceptions.

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

In April 2024, the Company renewed certain insurance policies. As part of this renewal, the Company financed $1.5 million of the insurance payments to be made over future periods. The related down payment on the  April 2024 financed insurance policy renewal was made in March 2024 in the amount of $373,000 and is recognized within the line item "Prepaid expenses and other current assets" as presented on our consolidated balance sheet as of  March 31, 2024.

Debt Discount and Debt Issuance Costs

We capitalized certain debt discount and debt issuance costs incurred in connection with the various debt facilities executed by the Company. These costs were amortized to interest expense over the terms of the facilities on a straight-line basis. The remaining balance of the unamortized debt discount and debt issuance costs was $217,000 as of March 31, 2024. For the three months ended March 31, 2024 and 2023, the Company amortized approximately $77,000 and $70,000, respectively, of these costs to "Interest expense" in the condensed consolidated statements of operations.

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2024 and 2023 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

Based on management's judgement, the Company estimated that as of March 31, 2024 the amount of deferred tax liabilities that could reverse without an offsetting deferred tax asset was $222,000. Due to this, the Company did not recognize a deferred tax benefit or expense for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company recognized a $16,000 deferred tax benefit.

Note 7 – Commitments and Contingencies

As of March 31, 2024, the Company leases facilities and certain office equipment under lease commitments that expire through June 2026. Future minimum lease payments for these operating and finance lease commitments for the twelve months ending March 31 are as follows (in thousands):

	Operating Leases	Finance Leases
2025	$435	$16
2026	364	-
2027	90	-
Total future lease payments	889	16
Less: imputed interest	(58)	-
Discounted value of lease obligations	$831	$16

The following table summarizes the components of our gross operating and finance lease costs (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Operating lease cost:
Current lease cost	$65	$24
Long-term lease cost	146	163
Total operating lease cost	$211	$187

Finance lease cost:
Amortization of right-of-use assets	$3	$3
Interest on lease liabilities	-	-
Total finance lease cost	$3	$3

Our weighted-average lease term and discount rate used for leases were as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Operating:
Weighted-average lease term (years)	2.09	2.72
Weighted-average discount rate	6.40%	6.39%

Finance:
Weighted-average lease term (years)	0.59	1.48
Weighted-average discount rate	5.59%	5.59%

Litigation

On May 22, 2022, Ali Safe, acting individually and on behalf of others, filed a class action complaint in USA District Court for the District of Colorado alleging that the Company and certain of its officers violated securities laws in relation to certain of its SEC Form 10-Q filings in 2021 which required amendments and restatements to such filings. On November 28, 2022, the plaintiff amended their complaint primarily to add Jan Lambert as lead plaintiff and to include Cross River Partners, L.P. and Cross River Capital Management, LLC as defendants. On February 10, 2023, the Company filed a motion in the USA District Court of Colorado to dismiss the class action complaint, citing a lack of specific facts and evidence brought by the plaintiffs in alleging the Company and certain of its officers committed securities fraud. On March 4, 2024, the USA District Court of Colorado dismissed the May 2022 class action complaint filed against the Company and two current or former officers. On March 21, 2024, the Company was informed by the plaintiff's attorney that no appeal will be filed and the class action complaint is considered dismissed without prejudice as of that date.

Note 8 – Stockholders’ Equity

Warrants

A summary of warrant activity for the three months ended March 31, 2024 is as follows (in thousands):

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life (Years)
Outstanding as of December 31, 2023	11,160,805	$0.95	3.95
Outstanding as of March 31, 2024	11,160,805	$0.95	3.70

Exercisable as of March 31, 2024	11,160,805	$0.95	3.70

NYSE Regulation Notice of Noncompliance

On May 2, 2023, the Company received notice from the NYSE that its equity balance as of December 31, 2022 had fallen below $2.0 million and therefore the Company was not in compliance with the NYSE American's continued listing standards under Section 1003(a)(i) in the NYSE American Company Guide (the "Company Guide"). As previously reported, the Company is also noncompliant with Section 1003(a)(ii) and Section 1003(a)(iii) of the Company Guide, as a result of its stockholders' equity being less than the required thresholds for each of the particular sections. The Company is now subject to the procedures and requirements set forth in Section 1009 of the Company Guide. The Company has until June 9, 2024 to regain compliance with the stockholders' equity continued listing standards or NYSE will initiate delisting proceedings. On January 10, 2023, the Company submitted a plan (the "Plan") in response to an earlier notice from the NYSE advising of actions the Company is taking to regain compliance with the continued listing standards by June 9, 2024, which Plan was accepted by the NYSE on February 14, 2023.

If the Company is not in compliance with all stockholders’ equity standards by June 9, 2024 or does not make progress consistent with the Plan during the Plan period, NYSE will initiate delisting proceedings in accordance with the Company Guide. Included within the Company Guide is the opportunity for the Company to request a hearing and submit a cure of its equity deficit between the notice and hearing dates. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission containing a proposal for its shareholders to vote at the Company's Annual Stockholder Meeting later this year in support of the issuance of equity sufficient to complete its pending acquisition of Buckshot Trucking. The Company currently anticipates that it would update such preliminary proxy statement, or supplement a definitive proxy statement, to disclose the definitive terms of any such equity financing. The Company anticipates that it would receive stockholder approval on this proposal. The Company believes that approval of this proposal, the closings of the pending Buckshot Trucking acquisition and financing transactions, when combined with the conversion of certain existing convertible debt to equity, would satisfy the stockholders' equity threshold. However, there can be no assurance that the Company will obtain such financing, stockholder approval, convert certain existing convertible notes to equity and thus regain compliance with all applicable NYSE American listing standards. In such event, the Company's common stock would be delisted from the NYSE.

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

A summary of the restricted stock activity is presented below:

	Shares	Weighted Average Grant Fair Value
Restricted shares as of December 31, 2023	115,000	$2.68
Granted	476,192	0.25
Vested	(115,000)	2.68
Restricted shares as of March 31, 2024	476,192	$0.25

The Company granted 476,192 restricted shares to members of the Board of Directors as compensation for Board services and recognized expense of $60,000 related to the award of these shares in "Sales, general, and administrative" expenses in the condensed consolidated statements of operations during the three months ended March 31, 2024. As of March 31, 2024, there is $60,000 of unamortized stock-based compensation expense for restricted stock to be amortized over the next three months, all of which relates to the 2024 Board of Directors fees. For the three months ended March 31, 2023, the Company recognized stock-based compensation costs for restricted stock of approximately $196,000 in "Sales, general, and administrative" expenses in the condensed consolidated statements of operations.

Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

Stock Options

On  July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco 2016 Stock Incentive Plan (the "2016 Plan"), which was approved by the stockholders on  September 29, 2016. As of March 31, 2024, there were 250,000 options that remained outstanding under the 2016 Plan.

On September 11, 2023, the Company granted stock options to certain key employees to acquire 500,000 shares of the Company's common stock at an exercise price of $0.41 per share with 50% of such options having vested on  January 1, 2024, and the remaining balance vesting on January 1, 2025. In connection with the stock options issuance, the Company recognized stock-based compensation costs of $16,000 for the three months ended March 31, 2024. As of March 31, 2024, there is $50,000 of unamortized stock-based compensation expense for stock options to be amortized over the next nine months.

Note 10 – Segment Reporting

Enservco’s reportable operating segments are "Production Services" and "Completion and Other Services." These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of the segments.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
For the Three Months Ended March 31, 2024:
Revenues	$2,485	$7,307	$-	$9,792
Cost of revenues	2,121	4,410	-	6,531
Segment profit	$364	$2,897	$-	$3,261

Depreciation and amortization	$306	$444	$17	$767
Capital expenditures	$31	$46	$-	$77
Identifiable assets(1)	$4,752	$6,903	$468	$12,123

For the Three Months Ended March 31, 2023:
Revenues	$2,863	$6,049	$-	$8,912
Cost of revenues	2,317	4,580	-	6,897
Segment profit	$546	$1,469	$-	$2,015

Depreciation and amortization	$349	$409	$213	$971
Capital expenditures	$23	$26	$-	$49
Identifiable assets (1)	$7,540	$8,847	$1,897	$18,284

Note to tables:

(1)

Identifiable assets is calculated by summing the balances of net cash, accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; assets held for sale; and other assets.

The following table reconciles segment profit reported above to the loss from operations reported in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Segment profit	$3,261	$2,015
Sales, general, and administrative	(1,232)	(1,503)
Severance and transition	-	(1)
Gain on disposal of assets	-	1
Depreciation and amortization	(767)	(971)
Income (loss) from operations	$1,262	$(459)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three months ended March 31, 2024 and 2023, as well as our financial condition, liquidity and capital resources as of March 31, 2024 and December 31, 2023. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q ("Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our ability to obtain equity financing that, when combined with conversion of certain convertible notes and equity issuances, is sufficient to maintain our listing on the NYSE American exchange;
●	Our ability to close on the pending Buckshot Trucking LLC acquisition and our related ability to increasingly transition to a logistics business;
●	Our ability to obtain working capital on a timely basis in order to accommodate our business demands;
●	Our capital requirements and uncertainty of obtaining additional funding, whether equity or debt, on terms acceptable to us;
●	Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our Utica Equipment Financing agreement and our ability to generate sufficient cash flows to repay our debt obligations and other payables;
●	Excessive fluctuations in the prices for crude oil and natural gas and uncertainties in global crude markets which could likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn would result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;
●	Competition for the services we provide in our areas of operations, which has increased significantly due to the recent increases in prices for crude oil and natural gas;
●	Our ability to implement price increases to maintain or improve operating margins, which are dependent upon market and other factors beyond our control including the increased cost of labor, services, supplies, and materials due to persistent inflation;
●	Further interest rate increases could increase the cost of our variable rate indebtedness;
●	Weather and environmental conditions, including the potential of abnormally warm winters in our areas of operations that adversely impact demand for our completion services;
●	The impact of general economic conditions and supply chain shortages on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our ability to diversify our business operations by finding successful merger candidates, especially in the logistics segment;
●	Our ability to successfully incorporate any potential merged company into our business;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Our ability to continue as a going concern;
●	Our ability to retain key members of our senior management and key technical employees;
●	Our ability to attract and retain employees, especially in our critical heating season, given tight labor markets;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation or regulations, including pandemic related mandates, with which we and our customers must comply;
●	Reductions of leased federally owned property for oil exploration and production in addition to increased state and local regulations on drilling activity;
●	Developments in the global economy as well as any further pandemic risks and resulting demand and supply for oil and natural gas;
●	The risk of cyberattacks;
●	Risks relating to any unforeseen liabilities;
●	Federal and state initiatives and legislation relating to the regulation of hydraulic fracturing, oil well royalty rates, and higher oil well bonding requirements;
●	The price and volume volatility of our common stock;
●	Our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures;
●	Litigation which could lead us to incur significant liabilities and costs or harm our reputation; and
●	Other risks and uncertainties, including those listed under the section "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the Securities and Exchange Commission (the "SEC"). For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether due to new information, subsequent events or circumstances, changes in expectations or otherwise.

Recent Developments

Pending Acquisition of Buckshot Trucking LLC

On March 19, 2024, Enservco Corporation ("Enservco") entered into a membership interest purchase agreement (the "Buckshot Purchase Agreement") with Tony Sims, an individual resident of Colorado; Jim Fate, an individual resident of Colorado (together the “Sellers”), and Buckshot Trucking LLC, a Wyoming limited liability company (“Buckshot Trucking”), pursuant to which Enservco agreed to acquire from the Sellers all of the issued and outstanding membership interests of Buckshot Trucking (the “Buckshot Acquisition”) for $5,000,000 (the “Base Amount”), subject to a net working capital adjustment, plus up to $500,000, in the form of Enservco common stock, contingent upon satisfaction of certain conditions set forth in the Buckshot Purchase Agreement. The Base Amount consists of $3,750,000 in cash and $1,250,000 in shares of Enservco common stock based on the volume-weighted average of Enservco common stock for the 10-day period immediately preceding the closing date.

The issuance of the Enservco common stock pursuant to the Buckshot Purchase Agreement is subject to the prior approval or consent of the holders of a majority of the outstanding shares of Enservco common stock. On May 9, 2024 the Company filed a preliminary proxy statement with the SEC for the solicitation of proxies in connection with the Company’s upcoming annual meeting to consider and vote on the stock issuance pursuant to the Buckshot Purchase Agreement, among other matters.

Additional information about the pending Buckshot Acquisition is set forth in our Current Report on Form 8-K filed with the SEC on March 25, 2024.

Legal Matters

On May 22, 2022, Ali Safe, acting individually and on behalf of others, filed a class action complaint in USA District Court for the District of Colorado alleging that the Company and certain of its officers violated securities laws in relation to certain of its SEC Form 10-Q filings in 2021 which required amendments and restatements to such filings. On November 28, 2022, the plaintiff amended their complaint primarily to add Jan Lambert as lead plaintiff and to include Cross River Partners, L.P. and Cross River Capital Management, LLC as defendants. On February 10, 2023, the Company filed a motion in the USA District Court of Colorado to dismiss the class action complaint, citing a lack of specific facts and evidence brought by the plaintiffs in alleging the Company and certain of its officers committed securities fraud. On March 4, 2024, the USA District Court of Colorado dismissed the May 2022 class action complaint filed against the Company and two current or former officers. On March 21, 2024, the Company was informed by the plaintiff's attorney that no appeal will be filed and the class action complaint is considered dismissed without prejudice as of that date.

Recent Market Conditions

Increased global demand for energy products due to, among other things, a growing world economy as well as international conflicts creating upward pricing pressures has generally had a positive impact on the global and domestic oil and gas markets and our business operations as a result. For the three months ended March 31, 2024, WTI crude oil prices averaged $78 per barrel, versus an average of $76 per barrel for the comparable period last year. Despite a decline in total domestic rigs in operation, which was 621 domestic rigs in operation as of March 31, 2024 compared to 755 domestic rigs in operation as of March 31, 2023, the Company continues to experience consistent demand for its services, with micro and macro-economic conditions still creating quality demand for domestic oil and gas, allowing the Company to anticipate steady activity levels and continued margin improvement over the coming years.

The Company's expectations for consistent activity are somewhat offset by the change in political environment and its uncertain impact on oil exploration and production, as well as increased inflation and rising interest costs. Reductions or limitations in leasing federal property for oil exploration, in addition to other measures impacting oil and gas supply and demand, have had an impact on the oil exploration and production industry. Finally, to the extent that state, local, and federal governments increase regulations, there can be a negative impact to the oil exploration and production industry.

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

OVERVIEW

Enservco through its wholly-owned subsidiary (collectively referred to as the "Company", "we" or "us") provides various services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing ("Production Services") and frac water heating ("Completion and Other Services").

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

Revenues for the three months ended March 31, 2024 increased by $880,000, or 10%, as compared to the same period in 2023. This increase was primarily due to increases in both frac heating service activity levels as well as price increases in our Pennsylvania and Colorado regions.

Segment profit for the three months ended March 31, 2024 increased by $1.2 million, or 62%, as compared to the same period in 2023. This increase was primarily due to the reasons discussed above for revenues, combined with greater cost control at our sites decreasing segment expenses.

Sales, general, and administrative expenses for the three months ended March 31, 2024 decreased by $271,000, or 18%, as compared to the same period in 2023. This decrease was primarily due to decreased legal costs associated with the class action lawsuit further discussed in Note 7 - Commitments and Contingencies to the condensed consolidated financial statements under the section titled "Litigation".

Net income for the three months ended March 31, 2024 was $740,000, or net income of $0.03 per basic and diluted share, as compared to a net loss of $1.0 million, or a loss of $0.07 per basic and diluted share, for the same period in 2023. This $1.7 million improvement was primarily due to the reasons discussed above for segment profit and sales, general, and administrative expenses.

Adjusted EBITDA for the three months ended March 31, 2024 increased by $1.2 million, or 125%, as compared to the same period in 2023. This increase was primarily due to the reasons discussed above for segment profit. See the section below titled "Adjusted EBITDA" within this Item 2 for our definition of Adjusted EBITDA.

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

The following tables set forth revenues and segment profits for our business segments for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
REVENUES:
Production services	$2,485	$2,863
Completion and other services	7,307	6,049
Total revenues	$9,792	$8,912

	For the Three Months Ended
	March 31,
	2024	2023
SEGMENT PROFIT:
Production services	$364	$546
Completion and other services	2,897	1,469
Total segment profit	$3,261	$2,015

Production Services

Production Services revenues, which accounted for 25% of total revenues for the three months ended March 31, 2024, decreased by $378,000, or 13%, as compared to the same period in 2023. This decrease was primarily due to decreased acidizing services in our Texas region, combined with decreased hot oiling activity levels in our Pennsylvania and Texas regions.

Hot oiling revenues for the three months ended March 31, 2024 decreased by $190,000, or 7%, as compared to the same period in 2023. This decrease was due to the reasons mentioned above.

Acidizing revenues for the three months ended March 31, 2024 decreased by $188,000, or 75%, as compared to the same period in 2023. This decrease was due to the reasons mentioned above.

Segment profit for Production Services for the three months ended March 31, 2024 decreased by $182,000, or 33%, as compared to the same period in 2023. This decrease was primarily due to the reasons discussed above for segment revenues, partially offset by greater cost control at our sites decreasing segment expenses.

Completion and Other Services

Completion and Other Services revenues, which accounted for 75% of total revenues for the three months ended March 31, 2024, increased by $1.3 million, or 21%, as compared to the same period in 2023. This increase was primarily due to increases in both frac heating service activity levels as well as price increases in our Pennsylvania and Colorado regions.

Segment profit for Completion and Other Services for the three months ended March 31, 2024 increased by $1.4 million, or 97%, as compared to the same period in 2023. This increase was primarily the result of the reasons discussed above for segment revenues, combined with greater cost control at our sites decreasing segment expenses.

Historical Seasonality of Revenues

Because of the seasonality of our frac water heating business and, to a lesser extent, our hot oiling business, revenues generated during the cooler first and fourth quarters of our fiscal year, which constitute our "heating season," are typically significantly higher than revenues during the second and third quarters of our fiscal year. In addition, the revenues mix of our service offerings changes outside our heating season as our Completion and Other Services revenues (which includes frac water heating) typically decrease as a percentage of total revenues and our Production Services revenues increase as a percentage of total revenues. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an illustration of this quarter-to-quarter revenues seasonality, the Company generated 70% of its fiscal year 2023 and 2022 revenues during the first and fourth quarters of each respective year.

Direct Operating Expenses

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments, for the three months ended March 31, 2024 decreased by $366,000, or 5%, as compared to the same period in 2023. This was the result of greater cost control at our sites year-over-year.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses for the three months ended March 31, 2024 decreased by $271,000, or 18%, as compared to the same period in 2023. This decrease was primarily due to decreased legal costs associated with the class action lawsuit further discussed in Note 7 - Commitments and Contingencies to the condensed consolidated financial statements under the section titled "Litigation".

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2024 decreased by $204,000, or 21%, as compared to the same period in 2023. This decrease was primarily due to the selling and disposing of certain idle trucks and vehicles within our property and equipment, which began in the second half of 2022, continued throughout 2023 and continues to be assessed into 2024. Reducing this even further was the sale of both of our properties and buildings in North Dakota which occurred prior to the end of 2023. All of this disposition activity resulted in a smaller depreciable base in 2024 on which our depreciation expense is calculated.

Income (Loss) from Operations

Income from operations for the three months ended March 31, 2024 was $1.3 million, compared to a loss from operations for the three months ended March 31, 2023 of $459,000. This improvement of $1.7 million was primarily due to the increases to our segment profits and reductions in our sales, general, and administrative expenses.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income (loss) to our Adjusted EBITDA for each of the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Reconciliation from Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$740	$(1,004)
Add back (deduct):
Interest expense	578	590
Deferred income tax benefit	-	(16)
Depreciation and amortization	767	971
EBITDA (non-GAAP)	2,085	541
Add back (deduct):
Stock-based compensation	76	196
Severance and transition	-	1
Non-recurring legal and transaction costs	117	278
Gain on disposal of assets	-	(1)
Other income	(56)	(29)
Adjusted EBITDA (non-GAAP)	$2,222	$986

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

All of the items included in the reconciliation from net income (loss) to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation expense, impairment losses, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gain or losses on sale of assets, severance and transition costs, other expense (income), non-recurring legal and transaction costs, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2024 increased by $1.2 million, or 125%, as compared to the same period in 2023. This increase was primarily due to the year-over-year improvement in our segment profits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our statements of cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$1,059	$(479)
Net cash used in investing activities	(125)	(15)
Net cash (used in) provided by financing activities	(661)	2,230
Net increase in cash and cash equivalents	$273	$1,736

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2024 was $1.1 million compared to cash used in operating activities of $479,000 for the same period in 2023. This increase in cash provided by operating activities of $1.5 million was primarily due to improvement in our segment profits combined with a reduction in sales, general and administrative expenses, partially offset by a reduction in our net working capital changes to accounts receivable and prepaid expense and other current assets.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2024 was $125,000 compared to $15,000 for the same period in 2023. This increase in cash used in investing activities of $110,000 was primarily due to software capitalized as an intangible asset in the current year, combined with increased purchases of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended March 31, 2024 was $661,000 compared to cash provided by financing activities of $2.2 million for the same period in 2023. This decrease in cash provided by financing activities of $2.9 million was primarily due to the prior year net proceeds from the February 2023 Offering, which did not recur in the first quarter of 2024.

The following table sets forth a summary of certain aspects of our condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Current assets	$5,886	$5,722
Total assets	13,260	13,872
Current liabilities	10,867	10,028
Total liabilities	12,910	14,444
Working capital deficit (current assets net of current liabilities)	(4,981)	(4,306)
Stockholders’ equity (deficit)	350	(572)

Overview

We have funded our operations primarily with proceeds from borrowings under our credit facilities, debt financing arrangements with related parties, proceeds from sales of our equity securities and non-core or underperforming assets, and cash generated from operations. As of March 31, 2024, we had outstanding principal loan balances on our outstanding indebtedness of $8.5 million with a weighted average interest rate of 14.80%.

On September 1, 2023, the Company issued a convertible promissory note in the amount of $750,000 to Cross River and a convertible promissory note in the amount of $50,000 to Kevin Chesser (“Chesser”), a director of the Company.

On September 11, 2023, pursuant to a Note Purchase Agreement (the "Note Purchase Agreement"), Cross River and Chesser exchanged the previously issued September 1, 2023 convertible promissory notes in the aggregate principal amounts of $750,000 and $50,000, respectively, for new convertible promissory notes (the “September and October 2023 Convertible Notes”) with the same principal amounts. On the same date, pursuant to the Note Purchase Agreement, the Company also issued September and October 2023 Convertible Notes in the aggregate principal amount of $125,000 to Angel Capital Partners, LP ("Angel Capital"), and in aggregate principal amount of $187,500 to Equigen, II, LLC ("Equigen"), an entity owned by Steven A. Weyel, a former director of the Company. The September and October 2023 Convertible Notes have an eighteen-month term and accrue interest at 16.00% annually. The Company is required to make interest only payments on a quarterly basis at the end of each calendar quarter, beginning with the quarter ending December 31, 2023. The first quarterly interest payment is payable in shares of the Company’s common stock based on the five (5) day moving average of the closing sales price of the common stock on the NYSE American immediately prior to December 31, 2023. For calendar quarters beginning March 31, 2024, the Company is required to make quarterly interest payments in cash within ten (10) days of the close of the quarter. The September and October 2023 Convertible Notes may not be prepaid by the Company. The Note Purchase Agreement contains certain covenants, including a covenant that, without the written approval of the holders of greater than 75% of the principal amount of the September and October 2023 Convertible Notes, restricts the Company’s ability to (a) incur any debt which is senior or pari-passu to the September and October 2023 Convertible Notes, or (b) issue any new securities subject to certain exceptions.

In October 2023, pursuant to a separate note purchase agreement, Cross River purchased an additional $150,000 of September and October 2023 Convertible Notes and Richard Murphy, our Chief Executive Officer and Chair, purchased $100,000 of September and October 2023 Convertible Notes. Also in October 2023, Equigen and Angel Capital contemporaneously invested $187,500 and $125,000, respectively, in aggregate principal amount of September and October 2023 Convertible Notes.

Our capital requirements for the remainder of 2024 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets.

Liquidity

As of March 31, 2024, our available liquidity was $527,000, which was comprised of our cash and cash equivalents balance of $474,000 as well as $53,000 available under the LSQ Facility. The recent convertible notes mentioned above have injected fresh sources of financing, which have improved our cash and overall financial position. Nonetheless, we will need to raise additional capital for its ongoing operations. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms, or at all. Our ability to obtain additional financing in the debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, our performance, and investor sentiment with respect to us and our industry.

We believe that our available liquidity will not be sufficient to meet our current obligations for a period of twelve months from the date of the filing of this Quarterly Report on Form 10-Q. Accordingly, we have concluded that there is substantial doubt about our ability to continue as a going concern.

Working Capital

As of March 31, 2024, we had a working capital deficit of $5.0 million, compared to a working capital deficit of $4.3 million as of December 31, 2023. This $675,000 increase in working capital deficit was primarily attributable to the September and October 2023 Convertible Notes moving into current liability classification as of March 31, 2024 compared to non-current liability classification as of  December 31, 2023, partially offset by reductions of our accounts payable and accrued liabilities balances using cash generated throughout the first quarter of 2024.

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

Over the past three years, we have experienced significant fluctuations in the demand for our services. The price of crude oil decreased from $52 per barrel in December 2019 to $24 per barrel in March 2020, subsequently rebounding to $55 per barrel in March 2021 and continued its upward trajectory to $84 per barrel as of March 31, 2024. The number of domestic rigs in operation has followed this trend. In December 2019, the domestic rigs in operation count was 805. This number fell to 728 in March 2020, 417 in March 2021, and has since rebounded to 621 as of March 31, 2024. The domestic rigs in operation count has continued to stabilize at around 621 domestic rigs in operation through the filing date of this report. As previously indicated, we believe there historically has been a significant correlation between domestic rigs in operation and the demand for our services. While increases to total domestic rigs in operation and to energy demand in turn increases demand for some of our services, much of our revenues, specifically completion services revenues, are seasonal and there is no measurable way to anticipate the activity levels of these completion services or the impact of current warmer month demand on the upcoming winter months and heating season.

Our team has worked diligently to better position the Company to navigate some of the seasonal and demand swings within our industry. We have strengthened our balance sheet through proceeds from sales of our equity securities and non-core or underperforming assets, as well as certain convertible note conversions, all of which occurred in 2023. Our LSQ Facility has continued to give us access to a significant portion of the revenues generated on each completed job through cash advances that are generally received within a few days of job completion. Our team has been strengthened by the addition of some key executives and elevation of top performers into roles that better leverage their skills for the benefit of the organization. We have worked diligently to reduce the costs absorbed with the slower months for labor, overhead and related expenses. The team is and has been focused on controlling general and administrative expenses, including those for wages, benefits and insurance, as well as costs related to operating as a public company. While we are still navigating some legacy obligations and the events of the past few years, we believe we are better positioning our Company to enjoy success within the markets we serve and control our costs during our slower revenues generating seasons than in the recent past. While there may be a long-term trend away from fossil fuels, we believe that there is also a realization that with supply chain shortages, fluctuations in semi-conductor and battery availability, and the process of infrastructure development, that there will be a continued demand for fossil fuels and our services which improve operating efficiencies of oil wells. Barring a sudden and unexpected decline in the price per barrel of crude oil, or a substantial reduction in the number of domestic rigs in operation, we believe our Company is positioning itself to enjoy improved operational results in the near future.

Capital Commitments and Obligations

Our capital obligations as of March 31, 2024 consist primarily of our 2022 Financing Facilities, the November 2022 Convertible Note and various September and October 2023 Convertible Notes. In addition, we also have scheduled principal payments under certain term loans, debt obligations, finance leases and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2024, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as management does not yet believe that prior year material weaknesses have been fully remediated. Notwithstanding the material weaknesses, as described below, as of March 31, 2024, management, including our principal executive officer and principal financial and accounting officer, believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

In connection with the preparation of our consolidated financial statements in a prior period, management identified material weaknesses in our internal control over financial reporting. These prior period material weaknesses allowed errors to occur that were not detected in a timely manner, therefore requiring a re-evaluation for the accounting of certain transactions during that time. Management believes these prior period material weaknesses are being remediated through the efforts the Company has undertaken to enhance its system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments and accounting for income taxes, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting and tax applications. In addition, the Company has undertaken and is currently undertaking a number of initiatives in its efforts to improve upon its control environment and, ultimately, remediate and prevent material weaknesses in future periods. These initiatives include but are not limited to upgrading its ERP and accounting system, as well as the addition of full-time resource(s) that have had extensive experience with and knowledge of a proper internal control framework and environment. Further, we plan to engage a third-party consulting firm to document and test on behalf of management the design and effectiveness of our internal control over financial reporting. We will continue to remediate, enhance, monitor and test the design and effectiveness of these and other processes, procedures, and controls and make any further changes or determine and obtain any additional resources management deems appropriate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the Company’s quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On May 22, 2022, Ali Safe, acting individually and on behalf of others, filed a class action complaint in USA District Court for the District of Colorado alleging that the Company and certain of its officers violated securities laws in relation to certain of its SEC Form 10-Q filings in 2021 which required amendments and restatements to such filings. On November 28, 2022, the plaintiff amended their complaint primarily to add Jan Lambert as lead plaintiff and to include Cross River Partners, L.P. and Cross River Capital Management, LLC as defendants. On February 10, 2023, the Company filed a motion in the USA District Court of Colorado to dismiss the class action complaint, citing a lack of specific facts and evidence brought by the plaintiffs in alleging the Company and certain of its officers committed securities fraud. On March 4, 2024, the USA District Court of Colorado dismissed the May 2022 class action complaint filed against the Company and two current or former officers. On March 21, 2024, the Company was informed by the plaintiff's attorney that no appeal will be filed and the class action complaint is considered dismissed without prejudice as of that date.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 29, 2024, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
10.1	Membership Interest Purchase Agreement dated as of March 19, 2024 among Enservco Corporation and Tony Sims, Jim Fate, and Buckshot Trucking LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 *      Filed herewith.

 **    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: May 15, 2024	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: May 15, 2024	/s/ Mark K. Patterson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)