Form 10-K/A
period 2023-12-31
Enservco Corp
filed 2024-05-23
CIK 319458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of May 6, 2024, there were 27,636,500 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

Enservco Corporation (“Enservco” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Amendment”), as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “Original Filing”), solely for the purposes of amending and supplementing the information required by Items 10 through 14 of Part III of Form 10-K. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Corporation’s fiscal year-end. The information required by Items 10 through 14 of Part III of Form 10-K is no longer being incorporated by reference to the proxy statement relating to the Company’s 2024 Annual Meeting of Shareholders (the “Meeting”). The reference on the cover of the Original Filing to the incorporation by reference to portions of the Corporation definitive proxy statement into Part III of the Original Filing is hereby deleted.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 of the Original Filing is being amended to include the currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibit 31.3 and Exhibit 31.4, respectively. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Further, we are amending the cover page to update the number of shares of our stock outstanding.

Except as described above, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. In addition, this Amendment does not reflect events that may have occurred subsequent to the date of the Original Filing.

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Amendment includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the Securities and Exchange Commission (the "SEC"). For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Amendment. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether due to new information, subsequent events or circumstances, changes in expectations or otherwise.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Richard A. Murphy, Age 54. Mr. Murphy became our Executive Chair and Chief Executive Officer on May 29, 2020 and has served as a director for the Company since 2016. Mr. Murphy currently serves as the managing member of Cross River Capital Management, LLC the general partner of Cross River Partners, L.P., currently the largest stockholder of the Company. Mr. Murphy founded Cross River Partners, L.P. in April of 2002. Cross River Partners, L.P. invests in micro-cap and small-cap companies with market capitalizations up to $1.5 billion at the time of initial investment. Mr. Murphy’s primary responsibility as managing member is investment research, analysis of investment opportunities, and coordinating final investment decisions for Cross River Partners, L.P. Prior to founding Cross River Partners, L.P., Mr. Murphy was an analyst and asset portfolio manager with SunAmerica Asset Management, LLC from 1998 to 2002. Mr. Murphy also worked as an associate investment banker at ING Barings in its food and agricultural division in 1998 and he worked at Chase Manhattan Bank from 1992 to 1996. He also sat on the Advisory Board of CMS Bankcorp, Inc. and currently sits on the Applied Investment Management Board for the University of Notre Dame. Mr. Murphy serves on the Board of Directors for MRI Holding Company, Inc., a restaurant company. Mr. Murphy received his MBA from the University of Notre Dame-Mendoza College of Business in 1998 and his bachelor’s degree in political science from Gettysburg College in 1992.

Mark Patterson, Age 61 Mr. Patterson was appointed Chief Financial Officer effective April 22, 2022. Mr. Patterson previously served as Executive Vice-President, Chief Financial Officer, and Chief Operating Officer of All-State Express from 2016 to 2020. He also previously served as Chief Financial Officer and acting Chief Executive Officer of Transcard LLC, a financial technology company, from 2013 to 2016, and on the Board of Directors and as Chief Financial Officer of Express 1 - Expedited Solutions (now known as XPO Logistics, Inc.) from 2005 to 2009.

Robert S. Herlin, Age 68 Mr. Herlin has served as a director for the Company since 2015. Mr. Herlin is also Chairman of Evolution Petroleum Corporation, Houston, Texas, a company with a class of securities registered pursuant to Section 12 of the Exchange Act. He has served as a director of Evolution Petroleum since its inception in 2003, was elected Chairman of its Board of Directors in 2009 and served as Chief Executive Officer from inception through 2015. Mr. Herlin also serves on the Board of Directors of Well Lift Inc., a private company that was spun off from Evolution Petroleum and is the owner and marketer of the GARP artificial lift technology. Mr. Herlin is also President of AVL Resources, LLC, a private energy company, and is actively engaged in new venture funding and advising. Mr. Herlin has 30 years of experience in engineering, energy transactions, operations and finance with small independents, larger independents and major integrated oil companies. Since 2003 until early 2010, Mr. Herlin also served as a non-active Partner with Tatum CFO, a financial advisory firm that provides executive officers on a part-time or full-time basis to clients. From 2001 to 2003, Mr. Herlin served as Senior Vice President and Chief Financial Officer of Intercontinental Towers Corporation, an international wireless infrastructure venture. Mr. Herlin also served on the Board of Directors of Boots and Coots, Inc., an oil field services company, from 2003 until its sale to Halliburton Company in September 2010. Prior to 2001, Mr. Herlin served in various officer capacities for upstream and downstream oil and gas companies, both private and public. Mr. Herlin served on the Engineering Advisory Board for the Brown School of Engineering at Rice University from 2013 to 2016 and currently serves on the Board of the Western North Carolina Pilots Association Foundation. . Mr. Herlin graduated with honors from Rice University with B.S. and M.E. degrees in chemical engineering and earned an MBA from Harvard University.

William A. Jolly, Age 69. Mr. Jolly has served as a director for the Company since 2015. Mr. Jolly serves as an area chairman for the C12 group, which provides peer advisory services for middle market companies. Mr. Jolly served as a principal with Scarsdale Equities, a FINRA member broker/dealer in New York City where he focused on providing innovative banking solutions for small cap companies for 10 years. Mr. Jolly spent over 15 years with Procter & Gamble managing brands and subsidiaries in the U.S. and throughout Asia. Mr. Jolly then became Vice President for the Consumer Division of Scott Paper in Asia Pacific until it was acquired by Kimberly Clark. Mr. Jolly serves on the advisory board of ZetrOZ Systems, which develops non-invasive medical devices to accelerate tissue healing and relieve pain. Mr. Jolly received his undergraduate degree from Duke University and his M.B.A. from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

Kevin Chesser, Age 57. Mr. Chesser was appointed as a director on April 6, 2023. Mr. Chesser is a Certified Public Accountant with over 34 years of experience as a senior finance executive for public and private companies. For the past five years, he has provided CFO-level business consulting services focused on go-public transactions, financings, M&A and board advisory services within his own consulting firm. His prior experience includes 23 years of public accounting service with Deloitte LLP and Briggs & Veselka (now Crowe LLP), where he served as an audit partner and SEC practice leader. He holds a bachelor’s degree in accounting from Lamar University in Beaumont, Texas.

Marc A. Kramer, Age 56. Mr. Kramer is a transportation industry investor and operator with over 30 years of investment experience. For the past seven years, he has served as executive chairman of SOAR Transportation Group, of which he is a majority owner, a provider of asset based and non-asset transportation and logistics services serving shippers throughout the United States. Mr. Kramer’s previous experience includes founding AVC Partners, which focused on investing and growing businesses in the transportation and logistics industry, and serving as managing director for both H.I.G. Capital and Fenway Partners LLC. Mr. Kramer sits on private boards which focus on logistics and investment sectors of the transportation industry. He holds a bachelor’s degree in government and economics from Dartmouth College and a master’s of business administration from Harvard University.

Committees of the Board

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

The members of our Audit Committee are Messrs. Chesser, Herlin and Jolly, each of whom meets the independence requirements under SEC Rule 10A-3(b)(1) and Section 802(a) of the NYSE American LLC Company Guide. The Board has determined that all current members of the Audit Committee are “financially literate” as interpreted by the Board in its business judgment. No members of the Audit Committee have been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC, because the Board believes that the Company’s status as a smaller reporting company does not require expertise beyond financial literacy. The Audit Committee held nine meetings during the year ended December 31, 2023, and acted by written consent two times during 2023. Mr. Chesser is chairman of the Audit Committee.

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

We have adopted an Audit Committee Charter that deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at http://www.enservco.com.

No Nominating Committee

Enservco has not established a nominating committee. Under Section 804(a) of the NYSE American Company Guide, if there is no nominating committee, nominations must be made by a majority of the independent directors. In accordance with this rule, the independent members of the Board are responsible for identifying and nominating appropriate persons to become members of the Board, as necessary. In identifying Board candidates, it is the Company’s goal to identify persons who it believes have appropriate expertise and experience to contribute to the oversight of the Company, while also reviewing other appropriate factors. Enservco believes that this method of identifying, evaluating, and nominating members to join the Board is appropriate given Enservco’s status as a smaller reporting company for SEC purposes.

Enservco has adopted a nomination procedure in its Bylaws by which eligible stockholders may nominate a person to the Board. That procedure is as follows:

Enservco will consider all recommendations from any person (or group) who holds and has (or collectively if a group have) held more than 5% of Enservco’s voting securities for longer than one year. Any stockholder who desires to submit a nomination of a person to stand for election of directors at the next annual or special meeting of the stockholders at which directors are to be elected must submit a notification of the stockholder’s intention to make a nomination (“Notification”) to Enservco’s corporate secretary by the date mentioned under the section titled “Proposals and Nominations for the 2025 Annual Meeting of Stockholders.” The notification must provide the following additional information to Enservco:

●
Name, address, telephone number and other methods by which Enservco can contact the stockholder submitting the Notification and the total number of shares beneficially owned by the stockholder (as the term “beneficial ownership” is defined in SEC Rule 13d-3);

●
If the stockholder owns shares of Enservco’s Common Stock other than on the records of Enservco, the stockholder must provide evidence that he or she owns such shares (which evidence may include a current statement from a brokerage house or other appropriate documentation);

●
Information from the stockholder regarding any intentions that he or she may have to attempt to make a change of control or to influence the direction of Enservco, and other information regarding the stockholder any other persons associated with the stockholder that would be required under Items 4 and 5 of SEC Schedule 14A were the stockholder or other persons associated with the stockholder making a solicitation subject to SEC Rule 14a-12(c);

●	Name, address, telephone number and other contact information of the proposed nominee; and
●	All information required by Item 7 of SEC Schedule 14A with respect to the proposed nominee, which shall be in a form reasonably acceptable to Enservco.

Compensation Committee

The Board has established a standing Compensation Committee. The Board has appointed Messrs, Chesser, Jolly and Herlin to the Compensation Committee, each of whom the Board has determined is independent pursuant to the independence tests under the NYSE American Company Guide. The Compensation Committee is charged with reviewing and approving the terms and structure of the compensation of the Company’s executive officers. The Compensation Committee held one meeting during the year ended December 31, 2023.

Pursuant to the NYSE American Company Guide, the independent members of Enservco’s Board determine the compensation of our Chief Executive Officer. The Board believes that this is appropriate given that Enservco is a smaller reporting company and these compensation decisions are made by the independent directors. The process and procedures for establishing executive compensation are discussed in the “Executive Compensation” and “Compensation of Directors” sections located elsewhere in this Proxy Statement.

We have adopted a Compensation Committee Charter that provides for the establishment of the Compensation Committee and sets out its duties and responsibilities. The Compensation Committee reviews and reassesses the adequacy of the Compensation Committee Charter on an annual basis. The Compensation Committee Charter is available on our Company website at http://www.enservco.com.

Board Leadership Structure

The Board does not have an express policy regarding the separation of the roles of Chief Executive Officer and Board Chair as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board has not designated a lead independent director. The roles of Chief Executive Officer and Chair are presently combined, and Richard A. Murphy serves as the Executive Chair of the Board and Chief Executive Officer.

Board’s Role and the Role of the Audit Committee in Risk Oversight

While management is charged with the day-to-day management of risks that Enservco faces, the Board and Audit Committee are responsible for oversight of risk management. The Board and the Audit Committee have responsibility for general oversight of risks facing the Company. Specifically, the Audit Committee reviews and assesses the adequacy of Enservco’s risk management policies and procedures with regard to identification of Enservco’s principal risks, both financial and non-financial, and review updates on these risks from our Chief Financial Officer and Chief Executive Officer. The Audit Committee also reviews and assess the adequacy of the implementation of appropriate systems to mitigate and manage the principal risks.

COMPENSATION OF DIRECTORS

For Board service during 2023, non-equity compensation earned by non-employee directors has been accrued and not paid through the end of 2023. Each independent director accrued a quarterly fee of $12,500, with such amount earned on the last day of the quarter if at such time the independent director was still serving as a director.

In addition, on January 1st of each year, the Company grants to each non-employee director a number of shares of restricted stock of the Company having a value equal to $30,000, calculated based on the closing price of the Company’s common stock on the business day prior to the grant date. The restricted stock will vest upon the earliest of the one-year anniversary of the grant date, or the date of the first annual meeting following the grant date, or the date on which a director resigns following a change in control of the Company. As Chair of the Board, Mr. Murphy did not earn any board fees due to his employment with the Company.

On April 2, 2024, the Board agreed to reduce the quarterly fees for each non-employee director to $7,500 per quarter, beginning the second quarter of 2024, and to increase the dollar amount paid in the restricted stock to $50,000, calculated based on the closing price on the Company’s Common Stock on the business day prior to the grant date starting January 1, 2025.

The table below reflects compensation paid to the non-employee members of the Board during the year ended December 31, 2023.

Director	Fees Paid in Cash(1)	Stock Awards ($)(2)	All Other Compensation Awards	Total
Robert S. Herlin	$-	$30,000	$-	$30,000
William A. Jolly	-	30,000	-	30,000
Kevin Chesser	-	22,500	-	22,500
Steven Weyel(3)	-	-	-	-

Notes to table:
(1)
Does not include cash fees that non-employee directors were entitled to but that were not paid and accrued as follows: Robert S. Herlin and William A. Jolly, $50,000 each; Kevin Chesser, $37,500 and Steven Weyel, $12,500.

(2)
Amounts represent the grant date fair value of the stock awards calculated in accordance with ASC 718-10, Stock Compensation, rather than the amounts paid to or realized by the named individual. For information regarding assumptions used to calculate fair value under the Black-Scholes–Merton valuation model, see the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

(3)	Resigned from Board April 29, 2024.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires Enservco’s directors and officers and any persons who own more than ten percent of Enservco’s equity securities, to file reports of ownership and changes in ownership with the SEC. All directors, officers and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed. Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2023, we believe that during the Company’s 2023 fiscal year all of our named executive officers, directors, and greater than ten percent stockholders filed the required reports on a timely basis under Section 16(a) of the Exchange Act.

Code of Business Conduct and Whistleblower Policy

On July 27, 2010, our Board adopted a Code of Business Conduct and Whistleblower Policy (the “Code of Conduct”) which the Board updated on May 29, 2013. The Code of Conduct applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law and is posted at our website: www.enservco.com. Additionally, a copy of our Code of Conduct was filed as an exhibit to our Current Report on Form 8-K dated July 27, 2010, and the amended Code of Conduct was filed as an exhibit to a Current Report on Form 8-K dated May 29, 2013.

Board of Directors – Composition, Qualifications and Attributes; Board Diversity

The Company’s Board seeks to ensure that it is composed of members whose particular experience, qualifications, attributes, and skills, when taken together, will allow the Board to satisfy its oversight obligations effectively. The Company does not currently have a separate nominating (or similar) committee, and as further discussed above, given the Company’s small size, the Company does not yet believe such a committee is necessary. However, as the Company grows, it may consider establishing a separate nominating committee.

Under Section 804(a) of the NYSE American Company Guide, if there is no nominating committee, nominations must be made by a majority of the independent directors. In accordance with this rule, the independent members of the Board are responsible for identifying and appointing appropriate persons to become members of the Board, as necessary. In identifying Board candidates, it is the Company’s goal to identify persons who it believes have appropriate expertise and experience to contribute to the oversight of the Company, while also reviewing other appropriate factors. Enservco believes that this method of identifying, evaluating, and nominating members to join the Board is appropriate given Enservco’s status as a smaller reporting company.

The Board does not have a formal diversity policy. The Board considers candidates that will make the Board as a whole reflective of a range of talents, skills, diversity, and experience.

Insider Trading Policy

On June 22, 2016, our Board approved a new Insider Trading Policy. The Insider Trading Policy applies to all of our officers, directors, and employees. Our Insider Trading Policy is posted at our website: www.enservco.com. Additionally, a copy of our Insider Trading Policy was filed as an exhibit to our Current Report on Form 8-K dated June 22, 2016.

Policy on Trading Blackout Period

On August 16, 2013, our Board adopted the Company’s Policy on Trading Blackout Periods; Benefits Plans; and Section 16 Reporting (the “Blackout Policy”), which the Board amended on June 25, 2015. The Blackout Policy applies to all of our officers, directors, and employees. Our Blackout Policy is posted at our website: www.enservco.com. In addition, a copy of Blackout Policy was filed as an exhibit to our Current Report on Form 8-K, dated June 25, 2015.

Employee, Officer and Director Hedging

Pursuant to the Company’s Insider Trading Policy, the Company’s directors, officers and employees are prohibited from engaging in short sales or other hedging transactions involving the Company’s securities. Transactions in certain derivatives of the Company’s securities may in some instances constitute a short sale. Section 16(c) of the Securities Exchange Act of 1934 prohibits officers and directors of the Company from engaging in short sales. Directors, officers and employees of the Company are also prohibited from keeping Company securities or derivatives thereof in a margin account and may not use either as collateral for a loan. The Company’s Code of Business Conduct and Ethics also advises that the Company’s Board has concluded that it is inappropriate for employees or members of the Board, or any designee of such persons, to purchase hedges in Company securities or derivatives thereof.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2023 and 2022 earned by or awarded to (i) the individual who served as the Company’s principal executive officer at any time during fiscal 2023, and (ii) the Company’s two most highly compensated executive officers who received compensation in excess of $100,000 during fiscal 2023. These individuals are referred to as our “named executive officers.”

Name and						Non-Equity
Principal	Fiscal			Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards(1)	Awards(1)	Compensation	Compensation(2)	Total
Richard A. Murphy	2023	$175,000	$-	$-	$-	$-	$20,745	$195.745
CEO and President	2022	175,000	-	-	-	-	18,004	193,004
Mark K. Patterson(3)	2023	180,769	-	-	87,453	-	15,064	283,286
CFO	2022	127,884	-	923,550	-	-	9,067	1,060,501

Notes to table:
(1)
Stock awards reflect the grant date fair value of the stock awards and option awards determined in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718, rather than the amounts paid to or realized by the named individual. The assumptions and methodologies used in the calculations of these amounts are set forth in the notes to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the nine months ended (September 30, 2022). Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our executive officers is generally recognized over the vesting periods applicable to the awards. The SEC disclosure rules require that we present stock award amounts in the above table using the entire grant date fair value of the awards granted during the corresponding year (regardless of the period over which the awards are scheduled to vest).

(2)	Represents health, life, dental and vision insurance premiums, as well as cell phone allowance, for the named executive officers.
(3)	Mark K. Patterson joined the Company effective April 22, 2022.

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

Mr. Murphy is the Company’s Executive Chair and CEO and Mr. Patterson is the Company’s CFO. Neither of these executive officers have written employment agreements with the Company, but they both have a base salary as well as standard benefits. Mr. Murphy has an annual salary of $175,00 per year and Mr. Patterson has an annual salary of $200,000 per year.

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

The Board did not award any discretionary bonuses to the named executive officers during 2023.

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

The Company has granted equity-based compensation to named executive officers as described below and as reflected in the table entitled “Outstanding Equity Awards at Fiscal Year-End.”

On April 15, 2022, Mark Patterson was granted a 300,000 share restricted stock award that was subject to transfer and forfeiture restrictions that lapsed in three equal installments of 100,000 restricted shares on each of July 1, 2022, January 1, 2023, and January 1, 2024, subject to his continuous service through each vesting date. Additionally, the Company granted Mr. Patterson a 45,000 share restricted stock award on April 22, 2022, which was subject to transfer and forfeiture restrictions that lapsed in three equal installments of 15,000 restricted shares on each of July 1, 2022, January 1, 2023, and January 1, 2024, subject to his continuous service through each vesting date. Mr. Patterson’s 45,000 share restricted stock award was issued pursuant to the 2016 Plan, whereas his 300,000 share restricted stock award was not.

On September 11, 2023, Mark Patterson was granted an option to acquire an aggregate of 250,000 shares of the Company’s Common Stock with an exercise price of $0.41 per share pursuant to the 2016 Plan. The options vested 50% on January 1, 2024, and the remaining 50% vest on January 1, 2025.

Other Compensation/Benefits

Another element of the overall compensation is through providing our executive officers various employment benefits, such as the payment of health and life insurance premiums on behalf of the executive officers. Our executive officers are also eligible to participate in our 401(k) plan on the same basis as other employees and the Company historically has made matching contributions to the 401(k) plan, including for the benefit of our executive officers. In April 2020, the Company ceased all matching to all employees, including officers of its 401(k) plan.

Pay vs. Performance

In accordance with rules adopted by the Securities and Exchange Commission (“SEC”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we provide the following disclosure regarding executive “Compensation Actually Paid” (“CAP”) and certain performance measures required for Smaller Reporting Companies for each of the fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2021.

Year	Summary Compensation Table Total for PEO ($)(1)(2)	Compensation Actually Paid to PEO ($)(1)(3)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(2)(4)	Average Compensation Actually Paid to Non-PEO NEOs ($)(3)(4)	Value of Initial Fixed $100 Investment on 12/31/2020 Based on Total Shareholder Return ($)	Net Loss (in millions) ($)
2023	$195,745	$195,745	$283,286	$129,343	$13.48	$(8.5)
2022	193,004	193,004	715,094	719,669	87.17	(5.6)
2021	176,612	176,612	446,303	350,220	45.61	(8.1)

Notes to table:
(1)	For each year reported, the principal executive officer (PEO) was Richard Murphy.
(2)
Amounts in this column represent the “Total” column set forth in the Summary Compensation Table (“SCT”) on page [21]. See the footnotes to the SCT for further detail regarding the amounts in these columns.

(3)
The dollar amounts reported in these columns represent the amounts of “compensation actually paid”  to our PEO and the average compensation actually paid to our non-PEO NEOs.  The Amounts are computed in accordance with Item 402(v) of Regulation S-K by deducting and adding the following amounts from the “Total” column of the SCT (pursuant to SEC rules, fair value at each measurement date is computed in a manner consistent with the fair value methodology used to account for share-based payments in our financial statements under GAAP).

(4)	Non-PEO NEOs for each year reported were as follows: 2023: Mark K. Patterson 2022: Mark K. Patterson, Majorie A. Hargrave 2021: Majorie A. Hargrave

The following table details the applicable adjustments that were made to the PEO’s and the Non-PEO NEOs’ total compensation for each year to determine the “compensation actually paid” (all amounts are averages for the Non-PEO NEOs other than the PEO).

	2023		2022		2021
	Richard Murphy PEO	Average Non-PEO NEOs	Richard Murphy PEO	Average Non-PEO NEOs	Richard Murphy PEO	Average Non-PEO NEOs
Total Compensation for Summary Compensation Table	$195,745	$283,286	$193,004	$715,094	$176,612	$446,303
Adjustments for Equity Awards
Adjustment for grant date values in the Summary Compensation Table	-	(87,453)	-	(517,775)	-	(187,000)
Year-end fair value of unvested awards granted in the current year	-	91,980	-	374,900	-	85,300
Year-over difference of year-end fair values for unvested awards granted in prior years	-	(158,470)	-	-	-	5,617
Fair values at vest date for awards granted and vested in current year	-	-	-	168,775	-	-
Difference in fair values between prior year-end fair values and vest dated fair values granted in prior years	-	-	-	-	-	-
Forfeitures during current year equal to prior year-end fair value	-	-	-	(21,325)	-	-
Dividend or dividend equivalents not otherwise included in total compensation	-	-	-		-	-
Total Adjustments for Equity Awards	-	(153,943)	-	4,575	-	(96,083)
Compensation Actually Paid (as calculated)	$195,745	$129,343	$193,004	$719,669	$176,612	$350,220

Analysis of the Information presented in the Pay Versus Performance Table

The illustrations below provide a graphical description of CAP (as calculated in accordance with the SEC rules) and the following measures:

●	Enservco’s cumulative TSR; and
●	Enservco’s Net Loss

CAP and Cumulative TSR

CAP and Net Loss

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards for each named executive officer at December 31, 2023.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard A. Murphy	-	-	-		$-	-	-		$-		-		$-
Mark K. Patterson	-	-	250,000	(1)	0.41	9/11/2033	100,000	(2)	25,200	(3)	15,000	(4)	3,780	(3)

Notes to table:
(1)
Represents unexercisable stock options related to the 250,000 stock options granted under the 2016 Plan issued on September 11, 2023, that will vest in 125,000 installments on January 1, 2024 and January 1, 2025.

(2)
Represents unvested shares related to the 300,000 share restricted stock award issued effective April 15, 2022, that vest in 100,000 restricted share installments on each of July 1, 2022, January 1, 2023 and January 1, 2024.

(3)	Market value calculations based on the Company’s closing stock price of $0.252 on December 29, 2023, the last trading day during the year ended December 31, 2023.
(4)
Represents unvested shares related to the 45,000 share restricted stock award granted under the 2016 Plan issued effective April 22, 2022, that will vest in 15,000 restricted share installments on July 1, 2022, January 1, 2023 and January 1, 2024.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of May 6, 2024 certain information regarding beneficial ownership of the Company’s common stock by: (i) each person known to us to beneficially own more than 5% of the Company’s common stock; (ii) each of the our current named executive officers; (iii) each of our current directors and nominees for director; and (iv) all of our executive officers (as that term is defined under SEC rules) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each stockholder named in the table below has sole voting and investment power with respect to the shares of common stock set forth opposite the stockholder’s name. We have based our calculation of the percentage of beneficial ownership on 27,636,500 shares of Company’s common stock outstanding on May 6, 2024.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Common Stock
Named Executive Officers and Nominees
Richard A. Murphy	17,002,294	(3)	45.22%
Mark Patterson	470,000	(4)	1.69%
Robert S. Herlin	220,412		*	%
William A. Jolly	220,078		*	%
Kevin Chesser	271,622	(5)	*	%
Marc A. Kramer	-		-	-
All current executive officers and nominees as a group (6 persons)	18,184,406		48.08%
5% Stockholders
Ionic Ventures, LLC	2,862,314	(6)	10.36%
Corsair Capital Partners, LP	1,571,657	(7)	5.69%

*   The percentage of Common Stock beneficially owned is less than 1%.

Notes to table:
(1)	The address of the beneficial owners in each case is c/o Enservco Corporation, 14133 County Road 9 ½, Longmont, CO 80504 except as indicated below.
(2)	Calculated in accordance with Rule 13d-3 under the Exchange Act.
(3)
Consists of the following: (i) 50,383 shares of Common Stock owned directly by Mr. Murphy; (ii) warrants to acquire 3,160,805 shares of Common Stock held by Cross River Partners, L.P. (“Cross River”), (iii) 6,991,106 shares of common stock held by Cross River, (iv) 4,400,000 Common Stock shares issuable upon conversion of certain promissory notes by Cross River, and (v) 2,400,000 warrants issuable to Cross River upon conversion of certain promissory notes held by Cross River. Mr. Murphy is the managing partner of Cross River Partners, L.P. The address of Cross River Partners, L.P. is 31 Bailey Ave, Suite D, Ridgefield, CT 06877.

(4)
Consists of 345,000 shares of Common Stock owned by Mr. Patterson that are currently vested and options to acquire 125,000 shares of Common Stock that vested on January 1, 2024. Excludes 125,000 options to acquire share of Common Stock that vest on January 1, 2025.

(5)	Consists of 171,622 shares of Common Stock owned by Mr. Chesser and 100,000 Common Stock shares issuable upon conversion of certain promissory notes.
(6)
Based upon Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2024 reporting beneficial ownership of Ionic Ventures, LLC (Ionic), Ionic Management, LLC (Ionic Management), Brendan O’Neil and Keith Coulston. Ionic holds (i) 1,090,162 shares of Common Stock and (ii) warrants exercisable for up to 4,000,000 shares of Common Stock, of which 2,227,848 shares are not deemed beneficially owned by Ionic as a result of the triggering of a 9.99% beneficial ownership blocker, which prohibits Ionic from exercising the warrants if, as a result of such exercise, the holder, together with its affiliates and any persons acting as a group together with such holder or any of such affiliates, would beneficially own more than 9.99% of the outstanding shares of Common Stock immediately after the exercise. Ionic has the power to dispose of and the power to vote the shares beneficially owned by it, which power may be exercised by its manager, Ionic Management. Each of the managers of Ionic Management, Mr. O’Neil and Mr. Coulston, has shared power to vote and/or dispose of the shares beneficially owned by Ionic and Ionic Management. Neither Mr. O’Neil nor Mr. Coulston directly owns the shares. By reason of the provisions of Rule 13d-3 of the Act, each of Mr. O’Neil and Mr. Coulston may be deemed to beneficially own the Shares which are beneficially owned by each of Ionic and Ionic Management, and Ionic Management may be deemed to beneficially own the Shares which are beneficially owned by Ionic. The principal business address of each of the reporting persons is 3053 Fillmore St., Suite 256, San Francisco, CA 94123.

(7)
Based upon Schedule 13G filed with the Securities and Exchange Commission on February 14, 2024 reporting beneficial ownership of Corsair Capital Partners, L.P. (“Corsair Capital”), Corsair Capital Partners 100, L.P. (“Corsair 100”), Corsair Capital Investors, Ltd (“Corsair Investors”), Corsair Capital Management, L.P. (“Corsair Management”), Jay R. Petschek (“Mr. Petschek”) and Steven Major (“Mr. Major”). Corsair Capital individually owns 1,571,657 shares of Common Stock, including 1,160,000 shares of Common Stock underlying currently exercisable warrants. Corsair 100 individually owns 228,974 shares of Common Stock, including 169,000 shares of Common Stock underlying currently exercisable warrants. Corsair Investors individually owns 95,233 shares of Common Stock, including 71,000 shares of Common Stock underlying currently exercisable warrants. Corsair Management, as the investment manager of each of Corsair Capital, Corsair 100 and Corsair Investors is deemed to beneficially own 1,895,864 shares of Common Stock. Mr. Petschek, as a controlling person of Corsair Management, is deemed to individually beneficially own 1,895,864 shares of Common Stock. Mr. Major, as a controlling person of Corsair Management, is deemed to individually beneficially own 1,895,864 shares of Common Stock. Corsair Capital, Corsair Management, Mr. Petschek and Mr. Major have shared voting and investment power over the 1,571,657 shares owned by Corsair Capital. Corsair 100, Corsair Management, Mr. Petschek and Mr. Major have shared voting and investment power over the 228,974 shares owned by Corsair 100. Capital Investors, Corsair Management, Mr. Petschek and Mr. Major have shared voting and investment power over the 95,233 shares owned by Corsair Investors. The principal business address for each of Corsair Capital, Corsair 100, Corsair Management, Mr. Petschek and Mr. Major is 366 Madison Ave, 12th floor, New York, NY 10017. The principal business address for Corsair Investors is M&C Corporate Services Ltd, Box 309, George Town, Cayman Islands KY1-1104.

Changes in Control

There are no arrangements known to the Company which may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions Policy and Procedures

The Board has adopted a written policy that establishes a framework for the review and approval or ratification of transactions between the Company and its related parties and/or their respective affiliated entities. We refer to this policy as our “Related Party Transactions Policy”. The Related Party Transactions Policy is available on our website at www.enservco.com.

Pursuant to this policy, “Related Parties” includes our executive officers and directors, any nominee for director, beneficial owners of 5% or greater of the Company’s voting securities, and the immediate family members any of the foregoing persons. An “Immediate Family Member” of a Related Party means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law, or any person sharing a household with the Related Party, other than a tenant or employee.

A “Related Party Transaction” includes:

●	any transaction or relationship directly or indirectly involving a Related Party that would need to be disclosed under Item 404(a) of SEC Regulation S-K;
●	any material amendment or modification to an existing Related Party Transaction; and
●	any transaction deemed by the directors or the Company’s legal counsel to be a Related Party Transaction.

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

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors, nominees, and more than 5% stockholders since January 1, 2023.

Cross River Partners, L.P., an entity controlled by Richard A. Murphy, our CEO and Chairman, entered into the following transactions with the Company in 2023.

On March 28, 2023, the Company entered into a Note Conversion Agreement (the “Note Conversion Agreement”) with Cross River, that governs the terms and conditions of the conversion of the Amended and Restated Convertible Subordinated Promissory Note, dated as of March 22, 2022, issued by the Company to Cross River (the “March 2022 Convertible Note”) and the Convertible Subordinated Promissory Note, dated as of July 15, 2022, issued by the Company Cross River (the “July 2022 Convertible Note”). Pursuant to the terms and conditions of the Note Conversion Agreement, Cross River exercised the option to convert a portion of the principal and accrued but unpaid interest of the March 2022 Convertible Note in the amount of $1,051,050 into 2,275,000 shares of the Company’s common stock. At the 2023 stockholder meeting, which was held on June 23, 2023, the Company sought to seek stockholder approval for the conversion of (1) the remaining $148,950 under the March 2022 Convertible Note into 322,402 shares of common stock, and (2) the principal and accrued but unpaid interest of the July 2022 Convertible Note into 2,400,000 shares of common stock and 2,400,000 warrants to purchase shares of common stock.

On June 13, 2023, the stockholders of the Company approved at its 2023 Annual Meeting of Stockholders the issuance to Cross River of up to 5,122,402 additional shares of the Company’s common stock, including 2,400,000 shares of common stock issuable upon exercise of a five year warrant. Such shares are issuable to Cross River upon its conversion of certain convertible notes pursuant to a Note Conversion Agreement dated March 28, 2023, between the Company and Cross River.

On June 30, 2023, given that Company stockholder approval had been obtained, Cross River: 1) converted the remaining $148,950 principal balance of the convertible subordinated promissory note issued in March 2022 into 322,402 shares of Company common stock; 2) converted $1,200,000 principal balance of the convertible subordinated promissory note issued in July 2022 into 2,400,000 shares of Company common stock; and 3) received a five year warrant to acquire 2,400,000 shares of Company common stock with an exercise price of $.55 per share.

On September 1, 2023, the Company issued a Convertible Promissory Note in the aggregate principal amount of $750,000 to Cross River, an entity controlled by Richard Murphy, our Chief Executive Officer and Chairman, in exchange for a $750,000 loan to the Company (the “CR Note”). Also on September 1, 2023, the Company issued a Convertible Promissory Note in the aggregate principal amount of $50,000 to Kevin Chesser (“Chesser”), a director of the Company, in exchange for a $50,000 loan to the Company (the “KC Note” and together with CR Note, the “Convertible Notes”). The Company expects to use the gross proceeds for general corporate purposes.

The Convertible Notes have a one year term and accrue interest at 8.00% per annum. All outstanding principal and interest on the Convertible Notes is due on the one year anniversary of their issuance. The Company may prepay all or any portion of the outstanding principal or accrued but unpaid interest on the Convertible Notes without premium or penalty. If the Company closes on a convertible debt offering to the Convertible Notes, then the principal balance of the Convertible Notes, together with all accrued but unpaid interest, will be exchanged on a dollar for dollar basis into such note as offered in the Rapid Hot Financing. To the extent the Rapid Hot Financing is not closed by September 30, 2023, Cross River and Chesser will have the option to have their Convertible Note secured by the Company’s real property located in Killdeer, North Dakota.

On September 11, 2023, the Company and its wholly-owned subsidiary Heat Waves Hot Oil Service LLC entered into and closed on an Asset Purchase Agreement with OilServ, LLC, and its wholly-owned subsidiaries, Rapid Hot Flow, LLC, Rapid Pressure Services, LLC (collectively, “Rapid Hot”), pursuant to which the Company agreed to acquire certain assets and assume certain liabilities relating to Rapid Hot’s business of providing frac water heating services to the oil and gas industry in Ohio, Pennsylvania and West Virginia. Concurrent with such transaction, Steven A. Weyel, a principal of Rapid Hot, joined the Company’s Board. Mr, Weyel resigned from the Board April 29, 2024.

Also on September 11, 2023, pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”), the Company issued Convertible Promissory Notes (the “New Convertible Notes”) in aggregate principal amount of $187,500 to Equigen II, LLC (“Equigen”), an entity owned by Steven A. Weyel.

Also on September 11, 2023, pursuant to the terms of certain promissory notes previously issued by the Company on September 1, 2023 (the “Prior Convertible Notes”), Cross River Partners, LP (“Cross River”), an entity controlled by Richard Murphy, our Chief Executive Officer and Chairman, exchanged its Prior Convertible Note in the aggregate principal amount of $750,000 for a New Convertible Note with the same principal amount, and Kevin Chesser, a director of the Company, exchanged his Prior Convertible Note in the aggregate principal amount of $50,000 for a New Convertible Note with the same principal amount.

Under the Note Purchase Agreement, within 45 days after the closing of the issuance of the New Convertible Notes, Cross River agreed to purchase an additional $250,000 in aggregate principal amount of New Convertible Notes, provided that Equigen and Angel Capital Partners, LP, an entity controlled by another principal of Rapid Hot contemporaneously invest an additional $312,500 in aggregate principal amount of New Convertible Notes.

The New Convertible Notes have an eighteen (18) month term and accrue interest at 16.00% per annum. All outstanding principal and interest on the New Convertible Notes is due on the eighteen (18) month anniversary of their issuance (the “Maturity Date”). The Company is required to make interest only payments on a quarterly basis at the end of each calendar quarter, beginning with the quarter ending December 31, 2023. The first quarterly interest payment is payable in shares of the Company’s common stock based on the five (5) day moving average of the closing sales price of the common stock on the NYSE American immediately prior to December 31, 2023. For calendar quarters beginning March 31, 2024, the Company is required to make quarterly interest payments in cash within ten (10) days of the close of the quarter. The New Convertible Notes may not be prepaid by the Company.

If the Company closes on a new offering of equity securities (the “Equity Financing”) of a minimum of $5,000,000 before the Maturity Date, then, subject to any NYSE American shareholder approval requirements, the principal amount, together with all accrued but unpaid interest of the New Convertible Notes, will automatically convert into shares of the same class and type at the same price and on the same terms and provisions as the securities issued to the other participants in the Equity Financing on the closing date of such Equity Financing; provided, however, at the option of the holder, the New Convertible Notes may convert into such equity, (a) at $0.50 per share if the security sold in the Equity Financing is common stock or (b) at a share price which is 25% less than the lowest price per share of shares sold in the Equity Financing. Subject to any NYSE American shareholder approval requirements, the holders may convert their Convertible Notes at any time into the Company’s common stock at a conversion price of $0.50 per share.

If a change of control of the Company or a sale substantial portion of any of its assets occurs prior to the Maturity Date, the holder may elect to receive either (i) the principal amount plus accrued interest plus a premium that is equal to 25% of the principal amount or (ii) the right to convert the principal amount plus accrued but unpaid interest into the Company’s common stock at a conversion price equal to a 25% discount to the five (5) day moving average of the closing sales price of the common stock on the NYSE American immediately prior to the transaction which results in a change of control of the Company.

Director Independence

The Company utilizes the definition of “independent director” as it is set forth in Section 803A(2) of the NYSE American Company Guide. Further, the Board considers all relevant facts and circumstances in its determination of independence of all members of the Board (including any relationships). Based on the foregoing criteria, Messrs. Chesser, Herlin, Jolly and Kramer are considered independent directors and have been confirmed as such by the Board.

Further information regarding enhanced independence standards applicable to directors who serve on the Company’s Audit Committee, and directors who participate in the determination of the compensation of our Chief Executive Officer, can be found in the Corporate Governance section elsewhere in this Proxy Statement, under the headings “Audit Committee” and “Compensation Committee.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary and description of fees for services provided by Plante and PKF for the years ended December 31, 2023 and 2022.

	2023	2022
	PKF	Plante(1)	PKF
Audit fees(2)	$281,000	$263,485	$133,000
Audit-related fees(3)	15,477	-	5,103
Tax fees	-	-	-
All other fees(4)	31,215	89,450	-
Total	$327,692	$352,935	$138,103

Notes to table:
(1)	On August 26, 2022, the Audit Committee of the Board of Directors of the Company dismissed Plante & Moran, PLLC (“Plante”) as the Company’s independent registered public accounting firm.
(2)
Audit fees include professional services for the audit of our annual consolidated financial statements, reviews of the consolidated financial statements included in our Form 10-Q filings, audits of company provided employee benefit plans, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(3)
Audit-related fees comprise fees for professional services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements including review of the consolidated financial statements incurred in conjunction with registration statements.

(4)	All other fees include amounts billed for consultation provided to the Company.

Pre-Approval Policies and Procedures

The Charter of our Board of Directors’ Audit Committee provides that the Audit Committee is responsible for the appointment, compensation, retention and oversight of the independent public accountants, and pre-approves all audit services and permissible non-audit services to be provided to the Company by the independent public accountants. The Audit Committee may, in its discretion, delegate the authority to pre-approve all audit services and permissible non-audit services to the Chair of the Audit Committee provided the Chair reports any delegated pre-approvals to the Audit Committee at the next meeting thereof. The Audit Committee has not, however, adopted any specific policies and procedures for the engagement of non-audit services.

The Audit Committee approved of Plante and PKF performing our audit and other consultation services provided for in 2022 and of PKF performing our audit and all other consultation services provided for the 2023 fiscal years as set forth in the table above.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Title
1.01
Common Stock Sales Agreement by and between the Company and Alliance Global Partners dated September 28, 2020(Incorporated by reference from the Company’s Current Report on Form 8-K dated September 28, 2020, and filed on September 28, 2020)

2.01
Asset Purchase Agreement dated as of September 11, 2023 among Enservco Corporation and Heat Waves Hot Oil Service LLC as Purchaser, and OilServ, LLC, Rapid Hot Flow, LLC and Rapid Pressure Services, LLC as the Selling Parties (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2023).

3.01	Second Amended and Restated Certificate of Incorporation(Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011)
3.02
Certificate of Amendment of Second Amended and Restated Certificate of Incorporation(Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014)

3.03
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on November 20, 2020(Incorporated by reference from the Company’s Current Report on Form 8-K dated January 20, 2021, and filed on January 21, 2021)

3.04	Amended and Restated Bylaws(Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010)
4.01	Description of Securities(Incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated December 31, 2019 and filed on March 20, 2020)
4.02
Warrant to Purchase Common Stock dated September 23, 2020issued to East West Bank. (Incorporated by reference from the Company’s Current Report on Form 8-K dated September 23, 2020, and filed on September 28, 2020)

10.01	2016 Stock Incentive Plan(Incorporated by reference from the Company’s Proxy Statement on Form DEF 14A and filed on August 16, 2016)
10.02	Form of Indemnification Agreement(Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 18, 2014)
10.03
Note Conversion Agreement by and between the Company and Cross River Partners, L.P. dated February 3, 2021(Incorporated by reference from the Company’s Current Report on Form 8-K dated and filed on February 3, 2021)

10.04
East West Bank payoff letter dated March 18, 2022 by and among East West Bank, Enservco Corporation, Dillco Fluid Service, Inc., Heat Waves Hot Oil Service, LLC, Heat Waves Water Management LLC(Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)

10.05
Master Lease Agreement dated March 24, 2022 by and between Utica Leaseco, LLC and Heat Waves Hot Oil Services LLC(Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)

10.06	Master Lease Guaranty dated March 24, 2022 by Enservco Corporation(Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.07
Invoice Purchase Agreement dated March 24, 2022 by and between LSQ Funding Group, LLC and Heat Waves Hot Oil Services LLC(Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)

10.08	Entity Guaranty dated March 24, 2022 by Enservco Corporation(Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.09
Intercreditor Agreement dated March 24, 2022 by and among Utica Leaseco, LLC, LSQ Funding Group, LLC, Heat Waves Hot Oil Services LLC, and Enservco Corporation(Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)

10.10
Convertible Subordinated Promissory Note dated March 22, 2022 of Enservco Corporation issued to Cross River Partners, LP(Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)

10.11
Separation Agreement and Release between Enservco Corporation and Marjorie Hargrave effective April 13, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2022)

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
10.21
Convertible Promissory Note dated September 1, 2023 of Enservco Corporation issued to Cross River Partners, LP(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2023).

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

10.24	Form of New Convertible Note dated September 11, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 15, 2023).
14.1	Code of Business Conduct and Ethics Whistleblower Policy(Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K dated July 27, 2010 and filed on July 28, 2010)
21.1	Subsidiaries of Enservco Corporation(incorporated by reference from Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed March 29, 2024).
23.1	Consent of Pannell Kerr Forster of Texas, P.C. (incorporated by reference from Exhibit 23.1 to the registrant’s Annual Report on Form 10-K filed March 29, 2024).
24.1	Power of Attorney (included on signature page).
31.1
Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.1 to the registrant’s Annual Report on Form 10-K filed March 29, 2024).

31.2
Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(incorporated by reference from Exhibit 31.2 to the registrant’s Annual Report on Form 10-K filed March 29, 2024).

31.3 *	Certification of Principal Executive Officerpursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.4 *	Certification of Principal Financial Officerpursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to the registrant’s Annual Report on Form 10-K filed March 29, 2024).

32.2
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.2 to the registrant’s Annual Report on Form 10-K filed March 29, 2024).

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

ENSERVCO CORPORATION

Date: May 23, 2024	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: May 23, 2024		/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: May 23, 2024		/s/ Mark K. Patterson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 23, 2024		*
Robert S. Herlin, Director

Date: May 23, 2024		*
William A. Jolly, Director

Date: May 23, 2024		*
Kevin Chesser, Director

Date: May 23, 2024		*
Marc A. Kramer, Director

	*By:	/s/ Mark K. Patterson
Mark K. Patterson
Attorney in Fact