Form 10-Q
period 2024-06-30
Enservco Corp
filed 2024-08-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 12, 2024, there were 45,841,886 shares of the registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$332	$201
Accounts receivable, net	1,518	4,190
Prepaid expenses and other current assets	2,124	1,047
Inventories	211	209
Note receivable	75	75
Assets held for sale	3,878	-
Total Current Assets	8,138	5,722

Property and equipment, net	2,087	6,923
Intangible assets, net	92	-
Right-of-use asset - finance, net	3	9
Right-of-use asset - operating, net	1,009	891
Note receivable, less current portion	106	144
Other assets	181	183

Total Assets	$11,616	$13,872

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$2,847	$3,967
Utica Facility	1,886	1,595
LSQ Facility	1,173	2,472
September and October 2023 Convertible Notes, related parties	664	-
November 2022 Convertible Note, related party	-	1,027
Financed insurance	1,161	318
Lease liability - finance	17	10
Lease liability - operating	360	441
Other current liabilities	135	198
Total Current Liabilities	8,243	10,028

Utica Facility, less current portion	622	1,690
September and October 2023 Convertible Notes, related parties, less current portion	-	1,656
Utica Residual Liability	330	256
Lease liability - finance, less current portion	-	6
Lease liability - operating, less current portion	678	528
Deferred tax liabilities	222	222
Other non-current liabilities	24	58

Total Liabilities	10,119	14,444

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value, 100,000,000 shares authorized; 37,288,845 and 26,592,637 shares issued as of June 30, 2024 and December 31, 2023, respectively; 6,907 shares of treasury stock as of June 30, 2024 and December 31, 2023; and 37,281,938 and 26,585,730 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	184	131
Additional paid-in capital	52,573	48,970
Accumulated deficit	(51,260)	(49,673)
Total Stockholders' Equity (Deficit)	1,497	(572)

Total Liabilities and Stockholders' Equity (Deficit)	$11,616	$13,872

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Production services	$2,618	$2,889	$5,103	$5,752
Completion and other services	1,146	840	8,453	6,889
Total revenues	3,764	3,729	13,556	12,641

Expenses:
Production services	2,499	2,601	4,403	4,775
Completion and other services	916	1,315	5,543	6,038
Sales, general, and administrative	1,188	882	2,420	2,386
Gain on disposal of assets	(23)	(175)	(23)	(175)
Impairment loss	-	250	-	250
Depreciation and amortization	288	945	1,056	1,916
Total operating expenses	4,868	5,818	13,399	15,190

(Loss) income from operations	(1,104)	(2,089)	157	(2,549)

Other (expense) income:
Interest expense	(415)	(518)	(993)	(1,108)
Other (expense) income	(808)	53	(751)	83
Total other expense, net	(1,223)	(465)	(1,744)	(1,025)

Loss before taxes	(2,327)	(2,554)	(1,587)	(3,574)
Deferred income tax benefit	-	-	-	16
Net loss	$(2,327)	$(2,554)	$(1,587)	$(3,558)

Net loss per share - basic and diluted	$(0.08)	$(0.12)	$(0.06)	$(0.20)

Weighted average number of common shares outstanding - basic and diluted	30,033	21,240	28,579	18,042

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

			Additional		Total Stockholders'
	Common Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance at January 1, 2023	11,829	$59	$42,266	$(41,156)	$1,169
Stock-based compensation	-	-	44	-	44
Restricted share issuance	60	-	92	-	92
Restricted share cancellation	(25)	-	-	-	-
Shares issued to Cross River Partners, L.P. in connection with partial conversion of March 2022 Convertible Note	2,275	11	1,040	-	1,051
Shares issued in February 2023 Offering, net of offering costs	3,900	20	964	-	984
Warrants issued in February 2023 Offering, net of offering costs	-	-	1,968	-	1,968
Net loss	-	-	-	(1,004)	(1,004)
Balance at March 31, 2023	18,039	$90	$46,374	$(42,160)	$4,304

Stock-based compensation	-	-	44	-	44
Restricted share issuance	79	-	82	-	82
Exercise of pre-funded warrants associated with February 2023 Offering	600	3	-	-	3
Shares issued to Cross River Partners, L.P. in connection with conversion of outstanding balance of March 2022 Convertible Note	323	2	147	-	149
Shares issued to Cross River Partners, L.P. in connection with conversion of July 2022 Convertible Note	2,400	12	847	-	859
Warrants issued to Cross River Partners, L.P. in connection with conversion of July 2022 Convertible Note	-	-	341	-	341
Net loss	-	-	-	(2,554)	(2,554)
Balance at June 30, 2023	21,441	$107	$47,835	$(44,714)	$3,228

			Additional		Total Stockholders'
	Common Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance at January 1, 2024	26,586	$131	$48,970	$(49,673)	$(572)
Stock-based compensation	-	-	16	-	16
Restricted share issuance	476	2	58	-	60
Shares issued through release of OilServ, LLC indemnification provisions	294	2	104	-	106
Net income	-	-	-	740	740
Balance at March 31, 2024	27,356	$135	$49,148	$(48,933)	$350

Stock-based compensation	-	-	46	-	46
Shares issued for interest owed on subordinated debt	281	1	72	-	73
Shares issued in connection with conversion of November 2022 Convertible Note	4,413	22	1,586	-	1,608
Shares issued in connection with conversion of certain September and October 2023 Convertible Notes	3,678	18	1,395	-	1,413
Shares issued in connection with conversion of interest owed on November 2022 Convertible Note and certain September and October 2023 Convertible Notes	220	1	58	-	59
Shares issued in establishment of Keystone equity line of credit	546	3	97	-	100
Board compensation issued in equity	788	4	171	-	175
Net loss	-	-	-	(2,327)	(2,327)
Balance at June 30, 2024	37,282	$184	$52,573	$(51,260)	$1,497

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Operating Activities:
Net loss	$(1,587)	$(3,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,056	1,916
Gain on disposal of equipment	(23)	(175)
Impairment loss	-	250
Interest paid-in-kind on LSQ Facility	181	-
Stock-based compensation	123	180
Amortization of debt issuance costs and discount	127	139
Inducement costs related to note conversions	908	-
Deferred income tax benefit	-	(16)
Bad debt recovery	(25)	(100)
Changes in operating assets and liabilities:
Accounts receivable	2,697	3,251
Inventories	(3)	(27)
Prepaid expense and other current assets	508	470
Amortization of operating lease assets	250	282
Other assets	1	19
Accounts payable and accrued liabilities	(812)	(1,667)
Operating lease liabilities	(300)	(297)
Other liabilities	82	(281)
Net cash provided by operating activities	3,183	386

Investing Activities:
Purchases of property and equipment	(92)	(84)
Proceeds from disposals of property and equipment	23	225
Purchase of intangible	(92)	-
Collections on note receivable	38	44
Net cash (used in) provided by investing activities	(123)	185

Financing Activities:
Proceeds from February 2023 Offering, net	-	2,952
Proceeds from exercise of pre-funded warrants	-	3
Net LSQ Facility repayments	(1,480)	(2,153)
Utica Facility repayments	(808)	(608)
Repayments of long-term debt	-	(30)
Payments on financed insurance	(641)	(329)
Payments of finance leases	-	(10)
Net cash used in financing activities	(2,929)	(175)

Net Increase in Cash and Cash Equivalents	131	396

Cash and Cash Equivalents, beginning of period	201	35

Cash and Cash Equivalents, end of period	$332	$431

Supplemental Cash Flow Information:
Cash paid for interest	$508	$945
Non-Cash Investing and Financing Activities:
Financed insurance consummated with insurance renewals	$1,484	$1,478
Conversion of November 2022 Convertible Note to equity	$1,200	$-
Conversion of certain September and October 2023 Convertible Notes to equity	$1,000	$-
Lease liability at inception of new facility operating lease	$368	$-
Board compensation issued in equity	$175	$82
Shares issued in establishment of Keystone equity line of credit	$100	$-
Shares issued for interest owed on subordinated debt	$133	$-
Conversion of unamortized debt discount to equity	$87	$-
Conversion of March 2022 Convertible Note to equity	$-	$1,200
Conversion of July 2022 Convertible Note to equity	$-	$1,200

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

Note 2 – Summary of Significant Accounting Policies

Going Concern

Our condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the three and six months ended June 30, 2024, we generated a loss from operations of $1.1 million and income from operations of $157,000, respectively. For the three and six months ended June 30, 2024, we generated net losses of $2.3 million and $1.6 million, respectively. For the three and six months ended June 30, 2023, we generated losses from operations of $2.1 million and $2.5 million, respectively. For the three and six months ended June 30, 2023, we generated net losses of $2.6 million and $3.6 million, respectively. As of June 30, 2024, we had cash and cash equivalents of $332,000 and a working capital deficit of $105,000. Beginning in the latter part of 2022, hiring practices and headcount were significantly modified and reduced, and unprofitable locations were closed. We also disposed of non-core or underperforming assets, generating proceeds totaling $2.0 million since the beginning of 2023. In the fourth quarter of 2023, we entered into a non-binding letter of intent to acquire Buckshot Trucking LLC ("Buckshot Trucking"), which is a Wyoming limited liability company and provider of logistics services to the oil and gas industry. In March of 2024, we executed a purchase agreement to complete the acquisition of Buckshot Trucking. During the second quarter of 2024, we began exploring options to exit our seasonal frac water heating business, and classified those related assets as "Assets held for sale" on the condensed consolidated balance sheet as of June 30, 2024. Despite these recent developments and the improvements to our financial position, we believe that substantial doubt exists over our ability to continue as a going concern for twelve months after the date of issuance of this Quarterly Report on Form 10-Q.

We utilize a cash forecast model to evaluate the ability of future cash flows to fund continuing operations. We analyze projected cash flows to determine if they are sufficient to fund the operations and obligations of the Company for a period of time that extends twelve months or more from the date of the applicable filing. We may need to raise additional capital for our growth and ongoing operations. In the second quarter of 2024, we entered into a $10.0 million equity line of credit with a financial partner to assist with equity raises. While the equity line of credit is performing daily and generating cash through sales of shares of the Company's common stock, there can be no assurance that existing or new sources of financing will be available to us on favorable terms, or sufficient to resolve our cash needs. Our ability to obtain additional financing through debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, our performance, and investor sentiment with respect to us and our industry.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it maintains its deposits. Enservco maintains its excess cash in two separate financial institutions; however, deposits may exceed federally insured amounts at times, though no losses have been incurred related to these deposits.

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for credit losses. We make estimates of expected credit and collectability trends for the allowance for credit losses based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of  June 30, 2024 and December 31, 2023, the Company had an allowance for credit losses of $75,000 and $100,000, respectively. For the three and six months ended June 30, 2024, the Company recorded bad debt recovery of $25,000. For the three and six months ended June 30, 2023, the Company recorded bad debt recovery of $100,000.

The Company follows the guidance of the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2016-13, Financial Statements - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to ascertain credit loss estimates.

Concentrations

Revenues from four customers represented 10% or more of total revenues, at 16%, 11%, 11% and 11%, respectively, for the three months ended June 30, 2024. For the six months ended June 30, 2024, revenues from two customers represented 10% or more of the Company's total revenues, at 25% and 21%, respectively. For the three months ended June 30, 2023, revenues from two customers represented 10% or more of the Company's total revenues, at 17% and 14%, respectively. For the six months ended June 30, 2023, revenues from one customer represented 10% or more of the Company's total revenues at 34%. As of June 30, 2024, two customers represented 10% or more of the Company's accounts receivable balance, at 23% and 11%, respectively. As of December 31, 2023, two customers represented 10% or more of the Company's accounts receivable balance, at 50% and 18%, respectively.

Inventories

Inventories consist primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and are carried at the lower of cost or net realizable value in accordance with the first in, first out method of accounting ("FIFO"). The Company periodically reviews the value of items in inventories and provides write-downs or write-offs of inventories based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and six months ended June 30, 2024 and 2023, the Company did not recognize any write-downs or write-offs of inventories.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For the six months ended June 30, 2024 and 2023, the Company concluded that there were no triggering events which could indicate potential impairment of its long-lived assets.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. For the three and six months ended June 30, 2024 and 2023, the Company recorded no impairment charges on its held for sale assets.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line item "Assets held for sale" in our condensed consolidated balance sheets.

In the second quarter of 2024, the Company determined that an exit of its seasonal frac water heating business should be explored and began discussions with interested parties. Accordingly, the assets associated with these operations were moved into "Assets held for sale" on the condensed consolidated balance sheet as of June 30, 2024. On August 7, 2024, the Company completed a sales transaction with one buyer for most of its Colorado based frac water heating equipment. Additional information about the sale of the Colorado based frac water heating equipment is set forth in our Current Report on Form 8-K filed with the SEC on August 12, 2024. The Company continues to explore further options for the rest of its frac water heating assets and operations.

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

The Company has common stock options, warrants and convertible debt instruments that are considered common stock equivalents which are considered in the computations of basic and diluted earnings per share. The Company uses the treasury stock method for both common stock options and warrants and the if-converted method for convertible debt instruments. For the three and six months ended June 30, 2024 and 2023, due to the Company having a net loss for each period, common stock options, warrants and convertible debt, when considered in the computation of basic and diluted earnings per share, are antidilutive and have been excluded.

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

Interest and penalties associated with tax positions are recorded in the period assessed as "Other expense" in the condensed consolidated statements of operations. The Company files income tax returns in the United States of America ("USA") and in the states in which it conducts its business operations. The Company’s USA federal income tax filings for tax years 2021 through 2023 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2020 to 2023.

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

Financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company did not have any transfers between hierarchy levels for the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024 and 2023, the Company had no assets or liabilities that were required to be measured at fair value on a recurring basis.

When an assessment for impairment is required for its long-lived assets, the Company assesses the recoverability using the lowest level of cash flows taking into consideration timing and appropriate discount rates. When appropriate, market comparables may be used to determine if an asset may not be recoverable.

The Company values its warrants and stock options using the Black-Scholes model. The Company did not have any warrants or stock options that required valuation during the six months ended June 30, 2024.

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

The Company uses a Black-Scholes model to determine the fair value of its warrants. The expected term used was the remaining contractual term. Expected volatility was based upon historical volatility over a term consistent with the remaining term. The risk-free interest rate was derived from the yield on zero-coupon USA government securities with a remaining term equal to the contractual term of the warrants. The dividend yield was assumed to be zero.

Reclassifications

Certain prior period amounts may have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no effect on the Company’s condensed consolidated statements of operations.

Note 3 – Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Trucks and vehicles	$21,815	$48,036
Other equipment	1,859	1,859
Buildings and improvements	558	619
Total property and equipment	24,232	50,514
Accumulated depreciation	(22,145)	(43,591)
Property and equipment, net	$2,087	$6,923

For the three and six months ended June 30, 2024, the Company recorded depreciation expense of $285,000 and $1.0 million, respectively. For the three and six months ended June 30, 2023, the Company recorded depreciation expense of $887,000 and $1.8 million, respectively.

Note 4 – Intangible Assets

The components of our intangible assets are as follows (in thousands):

	June 30, 2024	December 31, 2023
Customer relationships	$626	$626
Patents and trademarks	441	441
Software	92	-
Total intangible assets	1,159	1,067
Accumulated amortization	(1,067)	(1,067)
Net carrying value	$92	$-

The useful lives of our intangible assets were estimated to be between three and five years at inception. Amortization expense for intangible assets for the three and six months ended June 30, 2023 was $54,000 and $109,000, respectively. There was no amortization expense for intangible assets for the three and six months ended June 30, 2024.

The following table represents the amortization expense for the next twelve months ending June 30 (in thousands):

	2025	2026	2027	2028	2029
Customer relationships	$-	$-	$-	$-	$-
Patents and trademarks	-	-	-	-	-
Software	18	18	18	18	20
Total intangible asset amortization expense	$18	$18	$18	$18	$20

Note 5 – Debt

Notes Payable

Long-term debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Utica Facility	$2,577	$3,388
LSQ Facility	1,173	2,472
September and October 2023 Convertible Notes with related parties	675	1,675
November 2022 Convertible Note with related party	-	1,200
Financed Insurance	1,161	318
Total long-term debt	5,586	9,053
Less debt discount and debt issuance costs	(80)	(295)
Less current portion	(4,884)	(5,585)
Long-term debt, net of debt discount, debt issuance costs and current portion	$622	$3,173

Aggregate contractual principal maturities of debt for the twelve months ending June 30 are as follows (in thousands):

2025	$4,884
2026	702
Total	$5,586

Refinancing

On  March 24, 2022, the Company completed a refinancing transaction (the "Refinancing") in which it terminated an existing 2017 Amended Credit Facility with East West Bank. As part of the Refinancing, Heat Waves entered into a Master Lease Agreement (the "Utica Facility") with Utica Leaseco, LLC ("Utica"), pursuant to which Utica provided an equipment-collateralized loan to the Company in the amount of $6.225 million. Under the Utica Facility, the Company is required to make fifty-one monthly payments with initial payments beginning at $168,075 each and a surcharge of 1% of the monthly payment amount per month for every 0.25% that the prime rate of Comerica Bank exceeds 3.25%. The Company's current minimum payment as of  June 30, 2024 under the Utica Facility is $203,000 per month. The aforementioned surcharge is discretionary on the part of Utica and is calculated twice yearly, each on January 1 and July 1, beginning on July 1, 2022. This surcharge is added to the monthly Basic Rent (as such term is defined in the Master Lease Agreement) due under the Utica Facility, and is due and payable with the next regularly scheduled Basic Rent payment under such schedule and on each payment date thereafter. At the end of the fifty-one month term, the Company is required to make a residual payment to Utica between 1% and 10% of the initial principal amount, or between $62,250 and $622,500 depending upon the Company’s ratio of EBITDA to the sum of interest payments, cash paid for taxes and current debt and capital lease payments during the period. The Utica Facility is secured by all the Company’s equipment and proceeds from sale of such equipment. The Company also has the option to prepay $1.0 million of the Utica Facility in exchange for a reduced payment schedule. The Company guarantees the obligations of Heat Waves under the Utica Facility.

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

Subordinated Debt with Related Parties

On September 22, 2022, the Company entered into a revolving credit facility with Cross River Partners, L.P. ("Cross River"), which is an entity controlled by Richard Murphy, our Chief Executive Officer and Chairman, pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the "Cross River Revolver Note"). On November 3, 2022, the Company entered into a note exchange agreement with Cross River, pursuant to which Cross River loaned an additional $450,000 to the Company and exchanged the Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the "November 2022 Convertible Note") and received a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. These warrants are subject to limitation such that the number of shares that may be issued shall not exceed obligations under rules of regulations of the principal market. The November 2022 Convertible Note had a two-year term and accrued interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any stockholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the November 2022 Convertible Note was convertible into the Company’s common stock at a conversion price equal to the lower of $2.11 per share or the price and terms the Company receives in the next subsequent equity offering in excess of $2.0 million. The November 2022 Convertible Note was secured by two Company-owned parcels of real property located in North Dakota. On December 13, 2022, the Company sold one of these two parcels for a combination of cash and a promissory note/mortgage totaling $550,000. As consideration for Cross River releasing its security interest on such parcel, the Company entered into a collateral assignment of the security on such parcel back to Cross River in the event the buyer defaults on their promissory note/mortgage to the Company. On November 22, 2023, the Company sold the second parcel that was acting as collateral to Cross River, which was located in Killdeer, North Dakota, with Cross River releasing its security interest in the parcel in conjunction with the sale. On June 7, 2024, pursuant to a Note Conversion Agreement, Cross River converted $1,222,356 of principal plus accrued but unpaid interest on the November 2022 Convertible Note into 4,495,609 shares of the Company’s common stock. Unamortized debt discount costs totaling $87,000 were also converted to equity as part of this note conversion. As an inducement for this note conversion, the Company incurred $495,000 in expense during the three and six months ended June 30, 2024, recognized within the line item "Other (expense) income" in the condensed consolidated statements of operations.

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

If the Company closes on a new offering of equity securities (the “Equity Financing”) of a minimum of $5,000,000 before the maturity date mentioned above, then, subject to any NYSE American stockholder approval requirements, the principal amount, together with all accrued but unpaid interest of the September and October 2023 Convertible Notes, will automatically convert into shares of the same class and type at the same price and on the same terms and provisions as the securities issued to the other participants in the Equity Financing on the closing date of such Equity Financing; provided, however, at the option of the holder, the September and October 2023 Convertible Notes may convert into such equity, (a) at $0.50 per share if the security sold in the Equity Financing is common stock or (b) at a share price which is 25% less than the lowest price per share of shares sold in the Equity Financing. Subject to any NYSE American stockholder approval requirements, the holders may convert their Convertible Notes at any time into the Company’s common stock at a conversion price of $0.50 per share.

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

On June 7, 2024, pursuant to a Note Conversion Agreement, Cross River converted $926,827 of principal plus accrued but unpaid interest on certain of the September and October 2023 Convertible Notes into 3,408,707 shares of the Company’s common stock. Additionally, on June 7, 2024, pursuant to a Note Conversion Agreement, Richard Murphy converted $110,739 of principal plus accrued but unpaid interest on certain of the September and October 2023 Convertible Notes into 407,281 shares of the Company’s common stock. As an inducement for these note conversions, the Company incurred $413,000 in expense during the three and six months ended June 30, 2024, recognized within the line item "Other (expense) income" in the condensed consolidated statements of operations.

Financed Insurance

In April 2024, the Company renewed certain insurance policies. As part of this renewal, the Company financed $1.5 million of the insurance payments to be made over future periods. The financed insurance liability is recognized within the line item "Financed insurance," with a corresponding  financed insurance asset recognized with the line item "Prepaid expenses and other current assets," both presented on our consolidated balance sheet as of  June 30, 2024.

Debt Discount and Debt Issuance Costs

We capitalized certain debt discount and debt issuance costs incurred in connection with the various debt facilities executed by the Company. These costs were amortized to interest expense over the terms of the facilities on a straight-line basis. The remaining balance of the unamortized debt discount and debt issuance costs was $80,000 as of June 30, 2024. For the three and six months ended June 30, 2024, the Company amortized approximately $51,000 and $127,000, respectively, of these costs to "Interest expense" in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the Company amortized approximately $69,000 and $139,000, respectively, of these costs to "Interest expense" in the condensed consolidated statements of operations.

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the six months ended June 30, 2024 and 2023 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

Based on management's judgement, the Company estimated that as of  June 30, 2024 the amount of deferred tax liabilities that could reverse without an offsetting deferred tax asset was $222,000. Due to this, the Company did not recognize a deferred tax benefit or expense for the six months ended June 30, 2024. For the six months ended June 30, 2023, the Company recognized a $16,000 deferred tax benefit.

Note 7 – Commitments and Contingencies

As of June 30, 2024, the Company leases facilities and certain office equipment under lease commitments that expire through June 2029. Future minimum lease payments for these operating and finance lease commitments for the twelve months ending June 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2025	$496	$17
2026	461	-
2027	105	-
2028	108	-
2029	111	-
Total future lease payments	1,281	17
Less: imputed interest	(243)	-
Discounted value of lease obligations	$1,038	$17

The following table summarizes the components of our gross operating and finance lease costs (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost:
Current lease cost	$57	$24	$122	$48
Long-term lease cost	131	168	277	331
Total operating lease cost	$188	$192	$399	$379

Finance lease cost:
Amortization of right-of-use assets	$3	$3	$6	$6
Interest on lease liabilities	-	-	-	-
Total finance lease cost	$3	$3	$6	$6

Our weighted-average lease term and discount rate used for leases are as follows:

	June 30,
	2024	2023
Operating:
Weighted-average lease term (years)	3.20	2.44
Weighted-average discount rate	9.89%	6.39%

Finance:
Weighted-average lease term (years)	0.50	1.23
Weighted-average discount rate	5.59%	5.59%

Note 8 – Stockholders’ Equity

Warrants

A summary of warrant activity for the six months ended June 30, 2024 is as follows:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life (Years)
Outstanding as of December 31, 2023	11,160,805	$0.95	3.95
Outstanding as of June 30, 2024	11,160,805	$0.95	3.45

Exercisable as of June 30, 2024	11,160,805	$0.95	3.45

Equity Line of Credit

On June 11, 2024, the Company entered into a common stock purchase agreement (the “ELOC Purchase Agreement”) with an institutional investor, pursuant to which the Company has the right, but not the obligation, to sell to the investor up to the lesser of $10.0 million of newly issued shares of the Company’s common stock, and 7,310,000 shares of common stock, which represents 19.99% of the total number of shares of common stock outstanding immediately prior to the execution of the ELOC Purchase Agreement (the "Exchange Cap"). However, the Exchange Cap will not apply if the Company obtains stockholder approval to issue additional shares of common stock. On June 25, 2024, holders of a majority of the issued and outstanding common stock of the Company approved the issuance of shares in excess of the Exchange Cap under the ELOC Purchase Agreement.

NYSE Regulation Notice of Noncompliance

On May 2, 2023, the Company received notice from the NYSE that its equity balance as of December 31, 2022 had fallen below $2.0 million and therefore the Company was not in compliance with the NYSE American's continued listing standards under Section 1003(a)(i) in the NYSE American Company Guide (the "Company Guide"). As previously reported, the Company is also noncompliant with Section 1003(a)(ii) and Section 1003(a)(iii) of the Company Guide, as a result of its stockholders' equity being less than the required thresholds for each of the particular sections. The Company is now subject to the procedures and requirements set forth in Section 1009 of the Company Guide. The Company had until June 9, 2024 to regain compliance with the stockholders' equity continued listing standards. On January 10, 2023, the Company submitted a plan (the "Plan") in response to an earlier notice from the NYSE advising of actions the Company is taking to regain compliance with the continued listing standards by June 9, 2024, in which the Plan was accepted by the NYSE on February 14, 2023.

On June 9, 2024, the NYSE initiated delisting proceedings in accordance with the Company Guide. Pursuant to the Company Guide, the Company requested a hearing and submitted a cure of its equity deficit between the notice and hearing dates. As of the date of this Quarterly Report on Form 10-Q, the Company has not yet received notification from the NYSE for the date of any hearing. The Company believes certain actions described in Note 11 - Subsequent Events to the condensed consolidated financial statements, when taken together with the Company's equity line of credit and aforementioned note conversions, would satisfy the stockholders' equity threshold. However, there can be no assurance that the Company will regain compliance with all applicable NYSE American listing standards. In such event, the Company's common stock would be delisted from the NYSE American.

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

A summary of the restricted stock activity is presented below:

		Weighted Average
	Shares	Grant Fair Value
Restricted shares as of December 31, 2023	115,000	$2.68
Granted	476,192	0.25
Vested	(115,000)	2.68
Restricted shares as of June 30, 2024	476,192	$0.25

The Company granted 476,192 restricted shares to members of the Board of Directors as compensation for Board services and recognized stock-based compensation expense for restricted stock of $30,000 and $90,000 related to the award of these shares in "Sales, general, and administrative" expenses in the condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, there is $30,000 of unamortized stock-based compensation expense for restricted stock to be amortized over the next two months, all of which relates to the 2024 Board of Directors fees. For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense for restricted stock of approximately ($16,000) and $180,000, respectively, in "Sales, general, and administrative" expenses in the condensed consolidated statements of operations.

Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

Stock Options

On  July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco 2016 Stock Incentive Plan (the "2016 Plan"), which was approved by the stockholders on  September 29, 2016. As of June 30, 2024, there were 250,000 options that remained outstanding under the 2016 Plan.

On September 11, 2023, the Company granted stock options to certain key employees to acquire 500,000 shares of the Company's common stock at an exercise price of $0.41 per share with 50% of such options having vested on  January 1, 2024, and the remaining balance vesting on January 1, 2025. In connection with the stock options issuance, the Company recognized stock-based compensation costs for stock options of $16,000 and $33,000 for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, there is $33,000 of unamortized stock-based compensation expense for stock options to be amortized over the next six months.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
For the Three Months Ended June 30, 2024
Revenues	$2,618	$1,146	$-	$3,764
Cost of revenues	2,499	916	-	3,415
Segment profit	$119	$230	$-	$349

Depreciation and amortization	$233	$53	$2	$288
Capital expenditures	$12	$3	$-	$15
Identifiable assets(1)	$4,660	$4,209	$350	$9,219

For the Three Months Ended June 30, 2023
Revenues	$2,889	$840	$-	$3,729
Cost of revenues	2,601	1,315	-	3,916
Segment profit (loss)	$288	$(475)	$-	$(187)

Depreciation and amortization	$428	$312	$205	$945
Capital expenditures	$20	$14	$-	$34
Identifiable assets(1)	$7,050	$5,144	$97	$12,291

	Production Services	Completion and Other Services	Unallocated	Total
For the Six Months Ended June 30, 2024
Revenues	$5,103	$8,453	$-	$13,556
Cost of revenues	4,403	5,543	-	9,946
Segment profit	$700	$2,910	$-	$3,610

Depreciation and amortization	$544	$491	$21	$1,056
Capital expenditures	$48	$44	$-	$92
Identifiable assets(1)	$4,660	$4,209	$350	$9,219

For the Six Months Ended June 30, 2023
Revenues	$5,752	$6,889	$-	$12,641
Cost of revenues	4,775	6,038	-	10,813
Segment profit	$977	$851	$-	$1,828

Depreciation and amortization	$736	$761	$419	$1,916
Capital expenditures	$41	$43	$-	$84
Identifiable assets(1)	$7,050	$5,144	$97	$12,291

Note to tables:

(1)

Identifiable assets is calculated by summing the balances of net cash, accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; assets held for sale; and other assets.

The following tables reconcile segment profit (loss) reported above to the income (loss) from operations reported in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	June 30,
	2024	2023
Segment profit (loss)	$349	$(187)
Sales, general, and administrative	(1,188)	(882)
Gain on disposal of assets	23	175
Impairment loss	-	(250)
Depreciation and amortization	(288)	(945)
Loss from operations	$(1,104)	$(2,089)

	For the Six Months Ended
	June 30,
	2024	2023
Segment profit	$3,610	$1,828
Sales, general, and administrative	(2,420)	(2,386)
Gain on disposal of assets	23	175
Impairment loss	-	(250)
Depreciation and amortization	(1,056)	(1,916)
Income (loss) from operations	$157	$(2,549)

Note 11 – Subsequent Events

Note Conversion

On July 12, 2024, pursuant to a Note Conversion Agreement, Kevin Chesser, a director of the Company, converted $50,000 of the principal balance on certain of the September and October 2023 Convertible Notes into 183,891 shares of the Company’s common stock.

Assignment and Bill of Sale - Frac Heating Equipment

On August 6, 2024, the Company sold certain Colorado-based assets (the "Purchased Assets") of Heat Waves Hot Oil Service, LLC, a wholly owned subsidiary of the Company, to HP Oilfield Services, LLC, a Nevada limited liability company ("HP Oilfield"), pursuant to an assignment and bill of sale (the "Assignment") . The Purchased Assets were primarily utilized in the Company’s frac water heating business. The aggregate purchase price for the Purchased Assets is $1,695,000, payable as follows: (i) $1,221,625 in cash; and (ii) a promissory note in the principal amount of $473,375 issued by HP Oilfield in favor of the Company (the "HP Note"), with principal payments of $94,675 plus accrued interest due and payable on the first day of each month beginning October 1, 2024 for a term of five months. The HP Note matures on February 1, 2025 and interest accrues on the unpaid principal thereof at a rate of 10% per annum. As part of the Assignment, HP Oilfield also agreed not to solicit business in Pennsylvania, West Virginia, and Ohio for an eight month period. Additionally, the Company granted HP Oilfield a ten month option to purchase certain heating assets of the Company for $1,850,000.

Acquisition of Buckshot Trucking LLC

On March 19, 2024, the Company entered into a membership interest purchase agreement (the "Buckshot Purchase Agreement") with Tony Sims, an individual resident of Colorado; Jim Fate, an individual resident of Colorado (together the “Sellers”), and Buckshot Trucking LLC, a Wyoming limited liability company ("Buckshot Trucking"), pursuant to which Enservco agreed to acquire from the Sellers all of the issued and outstanding membership interests of Buckshot Trucking (the “Buckshot Acquisition”) for $5,000,000 (the “Base Amount”), subject to a net working capital adjustment, plus up to $500,000 in the form of Enservco common stock, contingent upon satisfaction of certain conditions set forth in the Buckshot Purchase Agreement. The Base Amount consisted of $3,750,000 in cash and $1,250,000 in shares of Enservco common stock based on the volume-weighted average of Enservco common stock for the 10-day period immediately preceding the closing date.

On August 8, 2024, the Company entered into an Amendment to the Membership Interest Purchase Agreement (the “Buckshot Amendment”) with the Sellers and Buckshot Trucking. The Buckshot Amendment amends the Buckshot Purchase Agreement to provide that in lieu of the $3,750,000 cash payment due at closing, the Company will pay Messrs. Sims and Fate an aggregate of $1,000,000 in cash at closing and issue promissory notes to each of Mr. Sims ($2,025,000 principal amount) and Mr. Fate ($675,000 principal amount) in the aggregate principal amount of $2,700,000 (the “Buckshot Notes”). The Buckshot Notes are unsecured, non-convertible, due on December 31, 2024 and bear interest at 10% per annum. The Buckshot Amendment also provides that the Company will withhold and retain $50,000 of the cash consideration and $200,000 of the stock consideration in order to secure the indemnification obligations of the Sellers under the Buckshot Purchase Agreement, as amended.

The issuance of the Enservco common stock pursuant to the Buckshot Purchase Agreement was subject to the prior approval of the holders of a majority of the outstanding shares of Enservco common stock. On June 25, 2024, a majority of the stockholders of the Company approved the issuance of such shares via written consent. The Company closed on the acquisition of Buckshot Trucking on August 8, 2024 and issued to the Sellers an aggregate of 6,459,938 shares of Enservco common stock and the Buckshot Notes in aggregate principal amount of $2,700,000.

Share Exchange and Note Financing

On August 9, 2024, the Company entered into a share exchange agreement with Star Equity Holdings, Inc. ("Star"), a Delaware corporation, pursuant to which the Company sold to Star (i) 9,023,035 shares of the Company’s common stock and (ii) 3,476,965 shares of the Company’s 2% Cumulative Mandatorily Convertible Series A Preferred Stock (the “Series A Preferred Shares”) in exchange for 250,000 shares of Star’s 10% Series A Cumulative Perpetual Preferred Stock (which preferred stock trades on the Nasdaq Global Market under the symbol "STRRP"). Star’s 10% Series A Cumulative Perpetual Preferred Stock was valued at $10 par value, for a total share exchange value of $2.5 million. Star also has the right to exchange up to an additional $2.5 million of Series A Preferred Shares for an additional $2.5 million of Enservco common stock, calculated based on the transaction price of $0.20 per share.

In connection with the share exchange agreement, the Company expanded the size of its board of directors from five to six directors and provided Star the right to designate a director so long as Star owns 5% or more of the Company's outstanding common stock. Star's initial designee is Richard Coleman, Chief Executive Officer of Star.

Concurrently with the execution of the share exchange agreement, the Company also entered into a note purchase agreement with Star, providing for the purchase and sale of a promissory note (the "Star Note") in the aggregate principal amount of $1,000,000. The Company used the proceeds from the sale of the Star Note to complete the Buckshot Acquisition. The Star Note is non-convertible, has a three month term, and bears interest at a rate of 20% per annum. The three month term may be extended an additional month if 60% of the principal amount of the Star Note is paid by the end of such three month term and additional one month if 80% of the principal amount is paid by the end of the four month period. The Star Note is secured by 250,000 shares of 10% Series A Cumulative Perpetual Preferred Stock of Star held by the Company.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six months ended June 30, 2024 and 2023, as well as our financial condition, liquidity and capital resources as of June 30, 2024 and December 31, 2023. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q ("Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our ability to maintain our listing on the NYSE American exchange;
●	Our ability to successfully and timely integrate the business and operations of Buckshot Trucking LLC and our related ability to transition to a more logistics-focused business;
●	Our ability to repay the debt obligations issued to the former owners of Buckshot Trucking LLC and to Star Equity on a timely basis;
●	Our ability to successfully raise capital under the Company's equity line of credit;
●	Our ability to obtain working capital on a timely basis in order to accommodate our business demands;
●	Our capital requirements and uncertainty of obtaining additional funding, whether equity or debt, on terms acceptable to us;
●	Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our Utica Equipment Financing agreement and our ability to generate sufficient cash flows to repay our debt obligations and other payables;
●	Excessive fluctuations in the prices for crude oil and natural gas and uncertainties in global crude markets which could likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn would result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;
●	Competition for the services we provide in our areas of operations, which has increased significantly due to the recent increases in prices for crude oil and natural gas;
●	Our ability to implement price increases to maintain or improve operating margins, which are dependent upon market and other factors beyond our control including the increased cost of labor, services, supplies, and materials due to persistent inflation;
●	Further interest rate increases could increase the cost of our variable rate indebtedness;
●	The impact of general economic conditions and supply chain shortages on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our ability to diversify our business operations by finding successful acquisition candidates, especially in the logistics segment;
●	Our ability to successfully incorporate any potential acquired company into our business;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Our ability to continue as a going concern;
●	Our ability to retain key members of our senior management and key technical employees;
●	Our ability to attract and retain employees, given tight labor markets;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation or regulations, including pandemic related mandates, with which we and our customers must comply;
●	Reductions of leased federally owned property for oil exploration and production in addition to increased state and local regulations on drilling activity;
●	Developments in the global economy as well as any further pandemic risks and resulting demand and supply for oil and natural gas;
●	The risk of cyberattacks;
●	Risks relating to any unforeseen liabilities;
●	Federal and state initiatives and legislation relating to the regulation of oil well royalty rates and higher oil well bonding requirements;
●	The price and volume volatility of our common stock;
●	Our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures;
●	Litigation which could lead us to incur significant liabilities and costs or harm our reputation; and
●	Other risks and uncertainties, including those listed under the section "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Recent Developments

Note Conversions

On June 7, 2024, pursuant to a Note Conversion Agreement, Cross River Partners, L.P. ("Cross River"), which is an entity controlled by Richard Murphy, our Chief Executive Officer and Chairman, converted (i) $1,222,356 of principal plus accrued but unpaid interest on the November 2022 Convertible Note into 4,495,609 shares of the Company’s common stock and (ii) $926,827.39 of principal plus accrued but unpaid interest on certain of the September and October 2023 Convertible Notes into 3,408,707 shares of the Company’s common stock. Additionally, on June 7, 2024, pursuant to a Note Conversion Agreement, Richard Murphy converted $110,739 of principal plus accrued but unpaid interest on certain of the September and October 2023 Convertible Notes into 407,281 shares of the Company’s common stock. As an inducement for these note conversions, the Company incurred $908,000 in expense during the three and six months ended June 30, 2024, recognized within the line item "Other (expense) income" in the condensed consolidated statements of operations.

On July 12, 2024, pursuant to a Note Conversion Agreement, Kevin Chesser, a director of the Company, converted $50,000 of the principal balance on certain of the September and October 2023 Convertible Notes into 183,891 shares of the Company’s common stock.

Equity Line of Credit

On June 11, 2024, the Company entered into a common stock purchase agreement (the “ELOC Purchase Agreement”) with an institutional investor, pursuant to which the Company has the right, but not the obligation, to sell to the investor up to the lesser of $10.0 million of newly issued shares of the Company’s common stock, and 7,310,000 shares of common stock, which represents 19.99% of the total number of shares of common stock outstanding immediately prior to the execution of the ELOC Purchase Agreement (the "Exchange Cap"). However, the Exchange Cap will not apply if the Company obtains stockholder approval to issue additional shares of common stock. On June 25, 2024, holders of a majority of the issued and outstanding common stock of the Company approved the issuance of shares in excess of the Exchange Cap under the ELOC Purchase Agreement.

Assignment and Bill of Sale - Frac Heating Equipment

On August 6, 2024, the Company sold certain Colorado-based assets (the "Purchased Assets") of Heat Waves Hot Oil Service, LLC, a wholly owned subsidiary of the Company, to HP Oilfield Services, LLC, a Nevada limited liability company ("HP Oilfield"), pursuant to an assignment and bill of sale (the "Assignment") . The Purchased Assets were primarily utilized in the Company’s frac water heating business. The aggregate purchase price for the Purchased Assets is $1,695,000, payable as follows: (i) $1,221,625 in cash; and (ii) a promissory note in the principal amount of $473,375 issued by HP Oilfield in favor of the Company (the "HP Note"), with principal payments of $94,675 plus accrued interest due and payable on the first day of each month beginning October 1, 2024 for a term of five months. The HP Note matures on February 1, 2025 and interest accrues on the unpaid principal thereof at a rate of 10% per annum. As part of the Assignment, HP Oilfield also agreed not to solicit business in Pennsylvania, West Virginia, and Ohio for an eight month period. Additionally, the Company granted HP Oilfield a ten month option to purchase certain heating assets of the Company for $1,850,000.

Acquisition of Buckshot Trucking LLC

On March 19, 2024, the Company entered into a membership interest purchase agreement (the "Buckshot Purchase Agreement") with Tony Sims, an individual resident of Colorado; Jim Fate, an individual resident of Colorado (together the “Sellers”), and Buckshot Trucking LLC, a Wyoming limited liability company ("Buckshot Trucking"), pursuant to which Enservco agreed to acquire from the Sellers all of the issued and outstanding membership interests of Buckshot Trucking (the “Buckshot Acquisition”) for $5,000,000 (the “Base Amount”), subject to a net working capital adjustment, plus up to $500,000 in the form of Enservco common stock, contingent upon satisfaction of certain conditions set forth in the Buckshot Purchase Agreement. The Base Amount consisted of $3,750,000 in cash and $1,250,000 in shares of Enservco common stock based on the volume-weighted average of Enservco common stock for the 10-day period immediately preceding the closing date.

On August 8, 2024, the Company entered into an Amendment to the Membership Interest Purchase Agreement (the “Buckshot Amendment”) with the Sellers and Buckshot Trucking. The Buckshot Amendment amends the Buckshot Purchase Agreement to provide that in lieu of the $3,750,000 cash payment due at closing, the Company will pay Messrs. Sims and Fate an aggregate of $1,000,000 in cash at closing and issue promissory notes to each of Mr. Sims ($2,025,000 principal amount) and Mr. Fate ($675,000 principal amount) in the aggregate principal amount of $2,700,000 (the “Buckshot Notes”). The Buckshot Notes are unsecured, non-convertible, due on December 31, 2024 and bear interest at 10% per annum. The Buckshot Amendment also provides that the Company will withhold and retain $50,000 of the cash consideration and $200,000 of the stock consideration in order to secure the indemnification obligations of the Sellers under the Buckshot Purchase Agreement, as amended.

The issuance of the Enservco common stock pursuant to the Buckshot Purchase Agreement was subject to the prior approval of the holders of a majority of the outstanding shares of Enservco common stock. On June 25, 2024, a majority of the stockholders of the Company approved the issuance of such shares via written consent. The Company closed on the acquisition of Buckshot Trucking on August 8, 2024 and issued to the Sellers an aggregate of 6,459,938 shares of Enservco common stock and the Buckshot Notes in aggregate principal amount of $2,700,000.

Share Exchange and Note Financing

On August 9, 2024, the Company entered into a share exchange agreement with Star Equity Holdings, Inc. ("Star"), a Delaware corporation, pursuant to which the Company sold to Star (i) 9,023,035 shares of the Company’s common stock and (ii) 3,476,965 shares of the Company’s 2% Cumulative Mandatorily Convertible Series A Preferred Stock (the “Series A Preferred Shares”) in exchange for 250,000 shares of Star’s 10% Series A Cumulative Perpetual Preferred Stock (which preferred stock trades on the Nasdaq Global Market under the symbol "STRRP"). Star’s 10% Series A Cumulative Perpetual Preferred Stock was valued at $10 par value, for a total share exchange value of $2.5 million. The conversion of the Series A Preferred Shares into shares of the Company's common stock is conditioned on, and will occur following, the approval by the Company's stockholders of the issuance of such shares under NYSE American rules. Star also has the right to exchange up to an additional $2.5 million of Series A Preferred Shares for an additional $2.5 million of Enservco common stock, calculated based on the transaction price of $0.20 per share.

In connection with the share exchange agreement, the Company expanded the size of its board of directors from five to six directors and provided Star the right to designate a director so long as Star owns 5% or more of the Company's outstanding common stock. Star's initial designee is Richard Coleman, Chief Executive Officer of Star.

Concurrently with the execution of the share exchange agreement, the Company also entered into a note purchase agreement with Star, providing for the purchase and sale of a promissory note (the "Star Note") in the aggregate principal amount of $1,000,000. The Company used the proceeds from the sale of the Star Note to complete the Buckshot Acquisition. The Star Note is non-convertible, has a three month term, and bears interest at a rate of 20% per annum. The three month term may be extended an additional month if 60% of the principal amount of the Star Note is paid by the end of such three month term and additional one month if 80% of the principal amount is paid by the end of the four month period. The Star Note is secured by 250,000 shares of 10% Series A Cumulative Perpetual Preferred Stock of Star held by the Company.

Recent Market Conditions

Increased global demand for energy products due to, among other things, a growing world economy as well as international conflicts creating upward pricing pressures has generally had a positive impact on the global and domestic oil and gas markets and our business operations as a result. For the six months ended June 30, 2024, WTI crude oil prices averaged $80 per barrel, versus an average of $75 per barrel for the comparable period last year. Despite a decline in total domestic rigs in operation, which was 581 domestic rigs in operation as of June 30, 2024 compared to 674 domestic rigs in operation as of June 30, 2023, the Company continues to experience consistent demand for its services, with micro and macro-economic conditions still creating demand for domestic oil and gas, allowing the Company to anticipate steady activity levels and continued margin improvement over the coming years.

The Company's expectations for consistent activity are somewhat offset by the change in political environment and its uncertain impact on oil exploration and production, as well as increased inflation and rising interest costs. Reductions or limitations in leasing federal property for oil exploration, in addition to other measures impacting oil supply and demand, have had an impact on the oil exploration and production industry. Finally, to the extent that state, local, and federal governments increase regulations, there can be a negative impact to the oil exploration and production industry.

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

Revenues for the three months ended June 30, 2024 increased marginally as compared to the same period in 2023. Revenues for the six months ended June 30, 2024 increased by $915,000, or 7%, as compared to the same period in 2023. This year-to-date increase was due to increases in our Completion and Other Services segment, which were primarily the result of year-over-year increases in demand for our completions services due to a colder than usual spring in the current year, partially offset by decreases in our Production Services segment.

For the three months ended June 30, 2024, we had a segment profit of $349,000 as compared to a segment loss of $187,000 for the same period in 2023. This represents an increase of $536,000, or 287%. Segment profit for the six months ended June 30, 2024 increased by $1.8 million, or 98%, as compared to the same period in 2023. These improvements to segment profit were primarily the result of cost saving measures that were implemented throughout the second half of 2022, coupled with a slight increase in industry activity as discussed above.

Sales, general, and administrative expenses for the three months ended June 30, 2024 increased by $306,000, or 35%, as compared to the same period in 2023. Sales, general, and administrative expenses for the six months ended June 30, 2024 increased marginally as compared to the same period in 2023. This quarter-to-date increase was primarily due to additional expenses incurred related to the acquisition of Buckshot Trucking LLC, as further discussed in the section "Recent Developments," as well as increased headcount.

Net loss for the three months ended June 30, 2024 was $2.3 million, or a loss of $0.08 per basic and diluted share, compared to a net loss of $2.6 million, or a loss of $0.12 per basic and diluted share, for the same period in 2023. Net loss for the six months ended June 30, 2024 was $1.6 million, or a loss of $0.06 per basic and diluted share, compared to a net loss of $3.6 million, or a loss of $0.20 per basic and diluted share, for the same period in 2023. These improvements in net losses for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 both were the direct result of greater cost control across almost all cost categories in our operations, coupled with a significant reduction in depreciation expense in both current year periods which were the result of the held for sale classification of certain our operating assets beginning April 1, 2024, partially offset by debt conversion inducement costs recognized during the second quarter of 2024.

Adjusted EBITDA for the three months ended June 30, 2024 was a loss of $667,000 compared to a loss of $1.1 million for the same period in 2023. Adjusted EBITDA for the six months ended June 30, 2024 was $1.6 million compared to a loss of $107,000 for the same period in 2023. These improvements in Adjusted EBITDA for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 were directly attributable to improvements in our segment profits (losses) for both periods presented. See the section below titled "Adjusted EBITDA" within this Item 2 for our definition of Adjusted EBITDA.

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

The following tables set forth revenues and segment profits for our business segments for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES:
Production services	$2,618	$2,889	$5,103	$5,752
Completion and other services	1,146	840	8,453	6,889
Total revenues	$3,764	$3,729	$13,556	$12,641

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
SEGMENT PROFIT (LOSS):
Production services	$119	$288	$700	$977
Completion and other services	230	(475)	2,910	851
Total segment profit (loss)	$349	$(187)	$3,610	$1,828

Production Services

Production Services segment revenues, which accounted for 70% of total revenues for the three months ended June 30, 2024, decreased by $271,000, or 9%, as compared to the same period in 2023. This segment's revenues, which accounted for 38% of total revenues for the six months ended June 30, 2024, decreased by $649,000, or 11%, as compared to the same period in 2023. These slight decreases were primarily due to decreased activity levels for our acidizing services.

Hot oiling revenues for the three and six months ended June 30, 2024 decreased marginally as compared to the same periods in 2023. These decreases were due to decreased activity levels for this service line in certain of the areas we operate in.

Acidizing revenues for the three months ended June 30, 2024 decreased by $207,000, or 194%, as compared to the same period in 2023. Acidizing revenues for the six months ended June 30, 2024 decreased by $394,000, or 231%, as compared to the same period in 2023. These decreases were due to decreased activity levels for this service line in certain of the areas we operate in.

Segment profit for Production Services for the three months ended June 30, 2024 decreased by $169,000, or 59%, as compared to the same period in 2023. Segment profit for Production Services for the six months ended June 30, 2024 decreased by $277,000, or 28%, as compared to the same period in 2023. These decreases in Production Services segment profits were primarily the result of the decreases in Production Services' segment revenues, as discussed above.

Completion and Other Services

Completion and Other Services segment revenues, which accounted for 30% of total revenues for the three months ended June 30, 2024, increased by $306,000, or 36%, as compared to the same period in 2023. This segment's revenues, which accounted for 62% of total revenues for the six months ended June 30, 2024, increased by $1.6 million, or 23%, as compared to the same period in 2023. These increases were primarily due to ongoing completions activity into the second quarter of 2024 which did not occur in the prior year quarter at the same rate.

Segment profit for Completion and Other Services for the three months ended June 30, 2024 was $230,000, as compared to a segment loss of $475,000 for the same period in 2023. Segment profit for Completion and Other Services for the six months ended June 30, 2024 was $2.9 million, as compared to $851,000 for the same period in 2023. These improvements in segment profit were primarily the result of the increases in Completion and Other Services' segment revenues, as discussed above.

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

As an illustration of this quarter-to-quarter revenues seasonality, the Company generated 70% of its fiscal year 2024 and 2023 revenues during the first and fourth quarters of each respective year.

Direct Operating Expenses

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments, for the three months ended June 30, 2024 decreased by $501,000, or 13%, as compared to the same period in 2023. Direct operating expenses for the six months ended June 30, 2024 decreased by $867,000, or 8%, as compared to the same period in 2023. These decreases were primarily the result of cost saving measures that were implemented throughout the second half of 2022, which the Company has seen continued improvement in each year since.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses for the three months ended June 30, 2024 increased by $306,000, or 35%, as compared to the same period in 2023. Sales, general, and administrative expenses for the six months ended June 30, 2024 increased marginally as compared to the same period in 2023. This quarter-to-date increase was primarily due to additional expenses incurred related to the acquisition of Buckshot Trucking LLC, as further discussed in the section "Recent Developments," as well as increased headcount.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2024 decreased by $657,000, or 70%, as compared to the same period in 2023. Depreciation and amortization expense for the six months ended June 30, 2024 decreased by $860,000, or 45%, as compared to the same period in 2023. These decreases were primarily the result of the held for sale classification of certain of our operating assets beginning April 1, 2024, at which time depreciation expense ceased for that asset group.

Income (Loss) from Operations

For the three months ended June 30, 2024, the Company recognized a loss from operations of $1.1 million compared to a loss from operations of $2.1 million for the same period in 2023. For the six months ended June 30, 2024, the Company recognized income from operations of $157,000 compared to a loss from operations of $2.5 million for the same period in 2023. These improvements to losses from operations were the result of improvements in almost every operating expense category for the current year as compared to the prior year, partially offset by increases in sales general, and administrative expenses, further discussed above.

Interest Expense

Interest expense for the three months ended June 30, 2024 decreased by $103,000, or 20%, as compared to the same period in 2023. Interest expense for the six months ended June 30, 2024 decreased by $115,000, or 10%, as compared to the same period in 2023. These decreases were primarily the result of lower interest expense on our Utica Facility in the current year, resulting from significant reductions in the principal balance of the loan since June 30, 2023.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following tables present a reconciliation of our net income (loss) to our Adjusted EBITDA for each of the periods indicated (in thousands):

	For the Three Months Ended
	June 30,
	2024	2023
Reconciliation from Net Loss to Adjusted EBITDA
Net loss	$(2,327)	$(2,554)
Add back (deduct):
Interest expense	415	518
Depreciation and amortization	288	945
EBITDA (non-GAAP)	(1,624)	(1,091)
Add back (deduct):
Stock-based compensation	46	(16)
Non-recurring legal and transaction costs	151	84
Gain on disposal of assets	(23)	(175)
Bad debt recovery	(25)	(100)
Impairment loss	-	250
Other expense (income)	808	(53)
Adjusted EBITDA (non-GAAP)	$(667)	$(1,101)

	For the Six Months Ended
	June 30,
	2024	2023
Reconciliation from Net Loss to Adjusted EBITDA
Net loss	$(1,587)	$(3,558)
Add back (deduct):
Interest expense	993	1,108
Deferred income tax benefit	-	(16)
Depreciation and amortization	1,056	1,916
EBITDA (non-GAAP)	462	(550)
Add back (deduct):
Stock-based compensation	123	180
Severance and transition	-	1
Non-recurring legal and transaction costs	279	370
Gain on disposal of assets	(23)	(175)
Bad debt recovery	(25)	(100)
Impairment loss	-	250
Other expense (income)	751	(83)
Adjusted EBITDA (non-GAAP)	$1,567	$(107)

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

All of the items included in the reconciliation from net income (loss) to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation expense, bad debt expense (recovery), impairment losses, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gain or losses on sale of assets, severance and transition costs, other expense (income), interest expense, non-recurring legal and transaction costs, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2024 improved by $434,000, or 39%, as compared to the same period in 2023. Adjusted EBITDA for the six months ended June 30, 2024 improved by $1.7 million as compared to the same period in 2023. These improvements were directly attributable to improvements in our segment profits (losses) for both periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our statements of cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended
	June 30,
	2024	2023
Net cash provided by operating activities	$3,183	$386
Net cash (used in) provided by investing activities	(123)	185
Net cash used in financing activities	(2,929)	(175)
Net increase in cash and cash equivalents	$131	$396

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2024 was $3.2 million compared to $386,000 for the same period in 2023. This increase in cash provided by operating activities of $2.8 million was primarily due to improvement in our segment profits (losses), coupled with an improvement in our net working capital changes, most specifically as it relates to year-over-year changes to our accounts payable and accrued liabilities paydowns.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2024 was $123,000 compared to cash provided by investing activities of $185,000 for the same period in 2023. This decrease in cash provided by investing activities of $308,000 was primarily due to software capitalized as an intangible asset in the current year, combined with decreased proceeds from disposals of property and equipment in the current year.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2024 was $2.9 million compared to $175,000 for the same period in 2023. This increase in cash used in financing activities of $2.8 million was primarily due to the prior year net proceeds from the February 2023 Offering, which did not recur in the current year.

The following table sets forth a summary of certain aspects of our condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Current assets	$8,138	$5,722
Total assets	11,616	13,872
Current liabilities	8,243	10,028
Total liabilities	10,119	14,444
Working capital deficit (current assets net of current liabilities)	(105)	(4,306)
Stockholders’ equity (deficit)	1,497	(572)

Overview

We have funded our operations primarily with proceeds from borrowings under our credit facilities, debt financing arrangements with related parties, proceeds from sales of our equity securities and non-core or underperforming assets, and cash generated from operations. As of June 30, 2024, we had outstanding principal loan balances on our outstanding indebtedness of $5.6 million with a weighted average interest rate of 12.91%.

On June 7, 2024, pursuant to a Note Conversion Agreement, Cross River converted (i) $1,222,356 of principal plus accrued but unpaid interest on the November 2022 Convertible Note into 4,495,609 shares of the Company’s common stock and (ii) $926,827.39 of principal plus accrued but unpaid interest on certain of the September and October 2023 Convertible Notes into 3,408,707 shares of the Company’s common stock. Additionally, on June 7, 2024, pursuant to a Note Conversion Agreement, Richard Murphy converted $110,739 of principal plus accrued but unpaid interest on certain the September and October 2023 Convertible Notes into 407,281 shares of the Company’s common stock. Each of these convertible debt instruments were converted at a conversion price of $0.2719 per share.

On June 11, 2024, the Company entered into the ELOC Purchase Agreement with an institutional investor, pursuant to which the Company has the right, but not the obligation, to sell to the investor, and the investor is obligated to purchase, up to the lesser of $10.0 million of newly issued shares of the Company’s common stock, and 7,310,000 shares of common stock, which represents 19.99% of the total number of shares of Common Stock outstanding immediately prior to the execution of the ELOC Purchase Agreement (the “Exchange Cap”). However, the Exchange Cap will not apply if the Company obtains stockholder approval to issue additional shares of common stock. On June 25, 2024, holders of a majority of the issued and outstanding common stock of the Company approved, for purposes of applicable NYSE American rules, the issuance of shares in excess of the Exchange Cap under the ELOC Purchase Agreement.

As consideration for the investor’s irrevocable commitment to purchase shares of the Company’s common stock under the ELOC Purchase Agreement, the Company has issued to the investor 545,554 shares of common stock and has agreed to issue an additional $100,000 in shares of common stock to the investor under the terms of the ELOC Purchase Agreement.

Our capital requirements for the remainder of 2024 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets.

Liquidity

As of June 30, 2024, our available liquidity was $357,000, which was comprised of our cash and cash equivalents balance of $332,000 as well as $25,000 available under the LSQ Facility. In the second quarter of 2024, we entered into a $10.0 million equity line of credit with a financial partner to assist with equity raises. While the equity line of credit is performing daily and generating cash through sales of shares of the Company's common stock, there can be no assurance that existing or new sources of financing will be available to us on favorable terms, or sufficient to resolve our cash needs. Our ability to obtain additional financing through debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, our performance, and investor sentiment with respect to us and our industry.

We believe that our available liquidity will not be sufficient to meet our current obligations for a period of twelve months from the date of the filing of this Quarterly Report on Form 10-Q. Accordingly, we have concluded that there is substantial doubt about our ability to continue as a going concern.

Working Capital

As of June 30, 2024, we had a working capital deficit of $105,000, compared to a working capital deficit of $4.3 million as of December 31, 2023. This improvement is primarily due to the held for sale classification of certain our operating assets beginning April 1, 2024.

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

Over the past several years, we have experienced significant fluctuations in the demand for our services. The price of crude oil decreased from $52 per barrel in December 2019 to $24 per barrel in March 2020, subsequently rebounding to $55 per barrel in March 2021 and continued its upward trajectory to $83 per barrel as of June 30, 2024. The number of domestic rigs in operation has followed this trend. In December 2019, the domestic rigs in operation count was 805. This number fell to 728 in March 2020, 417 in March 2021, and has since rebounded to 581 as of June 30, 2024. The domestic rigs in operation count has continued to stabilize at around 586 domestic rigs in operation through the filing date of this report. As previously indicated, we believe there historically has been a significant correlation between domestic rigs in operation and the demand for our services. While increases to total domestic rigs in operation and to energy demand in turn increases demand for some of our services, much of our revenues, specifically completion services revenues, are seasonal and there is no measurable way to anticipate the activity levels of these completion services or the impact of current warmer month demand on the upcoming winter months and heating season.

Our team has worked diligently to better position the Company to navigate some of the seasonal and demand swings within our industry. We have strengthened our balance sheet through proceeds from sales of our equity securities and non-core or underperforming assets, as well as certain convertible note conversions, all of which occurred in 2024. Our LSQ Facility has continued to give us access to a significant portion of the revenues generated on each completed job through cash advances that are generally received within a few days of job completion. Our team has been strengthened by the addition of some key executives and elevation of top performers into roles that better leverage their skills for the benefit of the organization. We have worked diligently to reduce the costs absorbed with the slower months for labor, overhead and related expenses. The team is and has been focused on controlling general and administrative expenses, including those for wages, benefits and insurance, as well as costs related to operating as a public company. While we are still navigating some legacy obligations and the events of the past few years, we believe we are better positioning our Company to enjoy success within the markets we serve and control our costs during our slower revenues generating seasons than in the recent past. While there may be a long-term trend away from fossil fuels, we believe that there is also a realization that with supply chain shortages, fluctuations in semi-conductor and battery availability, and the process of infrastructure development, that there will be a continued demand for fossil fuels and our services which improve operating efficiencies of oil wells. Barring a sudden and unexpected decline in the price per barrel of crude oil, or a substantial reduction in the number of domestic rigs in operation, we believe our Company is positioning itself to enjoy improved operational results in the near future.

Capital Commitments and Obligations

Our capital obligations as of June 30, 2024 consist primarily of our 2022 Financing Facilities and various September and October 2023 Convertible Notes. In addition, we also have scheduled principal payments under certain finance and operating leases, as well as our financed insurance. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2024, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as management does not yet believe that prior year material weaknesses have been fully remediated. Notwithstanding the material weaknesses, as described below, as of June 30, 2024, management, including our principal executive officer and principal financial and accounting officer, believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the Company’s three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Membership Interest Purchase Agreement dated as of March 19, 2024 among Enservco Corporation and Tony Sims, Jim Fate, and Buckshot Trucking LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on June 28, 2024).
10.2	Common Stock Purchase Agreement by and between Enservco Corporation and an Institutional Investor, dated as of June 11, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2024).
10.3	Registration Rights Agreement by and between Enservco Corporation and an Institutional Investor, dated as of June 11, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 13, 2024).
10.4	Note Conversion Agreement by and between Enservco Corporation and Cross River Partners, LP, dated as of June 7, 2024 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 13, 2024).
10.5*	Note Conversion Agreement by and between Enservco Corporation and Kevin Chesser, dated as of July 12, 2024.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 *      Filed herewith.

 **    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: August 14, 2024	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: August 14, 2024	/s/ Mark K. Patterson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)