Form 10-Q
period 2024-09-30
Enservco Corp
filed 2024-12-30
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36335

ENSERVCO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-0811316
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14133 Country Road 9 1/2 Longmont, CO	80504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 333-3678

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock	ENSV	N/A

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

As of December 29, 2024, there were 3,476,965 and 58,182,785 shares of the registrant's preferred and common stock outstanding, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$172	$201
Accounts receivable, net	2,718	1,088
Prepaid expenses and other current assets	1,923	1,047
Inventories	162	209
Marketable securities	2,375	-
Current assets of discontinued operations	548	3,177
Total Current Assets	7,898	5,722

Property and equipment, net	3,045	2,652
Intangible assets, net	2,415	-
Goodwill	902	-
Right-of-use asset - finance, net	730	9
Right-of-use asset - operating, net	382	109
Other assets	180	183
Long-term assets of discontinued operations	2,918	5,197

Total Assets	$18,470	$13,872

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$3,904	$2,794
Utica Facility	892	1,595
LSQ Facility	793	2,472
Buckshot Notes	2,700	-
Libertas Notes	897	-
Star Note	1,000	-
September and October 2023 Convertible Notes, related parties	618	-
November 2022 Convertible Note, related party	-	1,027
Current portion of long-term debt	459	-
Utica Residual Liability	366	-
Financed insurance	924	318
Lease liability - finance	106	10
Lease liability - operating	35	100
Other current liabilities	84	198
Current liabilities of discontinued operations	705	1,514
Total Current Liabilities	13,483	10,028

Utica Facility, less current portion	-	1,690
September and October 2023 Convertible Notes, related parties, less current portion	-	1,656
Long-term debt	420	-
Utica Residual Liability, less current portion	-	256
Lease liability - finance, less current portion	148	6
Lease liability - operating, less current portion	314	19
Deferred tax liabilities	222	222
Other non-current liabilities	23	58
Long-term liabilities of discontined operations	263	509

Total Liabilities	14,873	14,444

Commitments and Contingencies

Stockholders' Equity (Deficit):
Series A Preferred stock, $0.005 par value, 4,000,000 shares authorized; 3,476,965 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	17	-
Common stock, $0.005 par value, 100,000,000 shares authorized; 57,383,477 and 26,592,637 shares issued as of September 30, 2024 and December 31, 2023, respectively; 6,907 shares of treasury stock as of September 30, 2024 and December 31, 2023; and 57,376,570 and 26,585,730 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	285	131
Additional paid-in capital	56,753	48,970
Accumulated deficit	(53,458)	(49,673)
Total Stockholders' Equity (Deficit)	3,597	(572)

Total Liabilities and Stockholders' Equity (Deficit)	$18,470	$13,872

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Production services	$2,325	$2,623	$7,428	$8,375
Logistics services	1,656	-	1,656	-
Total revenues	3,981	2,623	9,084	8,375

Expenses:
Production services	2,433	3,151	6,624	7,341
Logistics services	866	-	866	-
Sales, general, and administrative	1,764	979	4,184	3,364
Depreciation and amortization	441	848	1,006	1,732
Total operating expenses	5,504	4,978	12,680	12,437

Loss from operations	(1,523)	(2,355)	(3,596)	(4,062)

Other (expense) income:
Interest expense	(413)	(476)	(1,406)	(1,584)
Other (expense) income	(38)	60	(790)	142
Total other expense, net	(451)	(416)	(2,196)	(1,442)

Loss from continuing operations before taxes	(1,974)	(2,771)	(5,792)	(5,504)
Deferred income tax benefit	-	-	-	16
Loss from continuing operations	(1,974)	(2,771)	(5,792)	(5,488)
(Loss) income from discontinued operations	(920)	(178)	1,287	(1,195)
Gain (loss) from disposal of assets of discontinued operations	696	(67)	719	109
Net loss	$(2,198)	$(3,016)	$(3,786)	$(6,574)

Loss from continuing operations per common share - basic and diluted	$(0.04)	$(0.11)	$(0.16)	$(0.27)
(Loss) income from discontinued operations per common share - basic and diluted	$(0.01)	$(0.01)	$0.06	$(0.05)
Net loss per common share - basic and diluted	$(0.05)	$(0.12)	$(0.11)	$(0.33)

Weighted average number of common shares outstanding - basic and diluted	48,681	24,516	35,328	20,223

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

					Additional		Total Stockholders'
	Series A Preferred Shares	Common Shares	Series A Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance at January 1, 2023	-	11,829	$-	$59	$42,266	$(41,156)	$1,169
Stock-based compensation expense	-	-	-	-	44	-	44
Restricted share issuance	-	60	-	-	92	-	92
Restricted share cancellation	-	(25)	-	-	-	-	-
Common shares issued to Cross River Partners, L.P. in connection with partial conversion of March 2022 Convertible Note	-	2,275	-	11	1,040	-	1,051
Common shares issued in February 2023 Offering, net of offering costs	-	3,900	-	20	964	-	984
Warrants issued in February 2023 Offering, net of offering costs	-	-	-	-	1,968	-	1,968
Net loss	-	-	-	-	-	(1,004)	(1,004)
Balance at March 31, 2023	-	18,039	$-	$90	$46,374	$(42,160)	$4,304

Stock-based compensation expense	-	-	-	-	44	-	44
Restricted share issuance	-	79	-	-	82	-	82
Exercise of pre-funded warrants associated with February 2023 Offering	-	600	-	3	-	-	3
Common shares issued to Cross River Partners, L.P. in connection with conversion of outstanding balance of March 2022 Convertible Note	-	323	-	2	147	-	149
Common shares issued to Cross River Partners, L.P. in connection with conversion of July 2022 Convertible Note	-	2,400	-	12	847	-	859
Warrants issued to Cross River Partners, L.P. in connection with conversion of July 2022 Convertible Note	-	-	-	-	341	-	341
Net loss	-	-	-	-	-	(2,554)	(2,554)
Balance at June 30, 2023	-	21,441	$-	$107	$47,835	$(44,714)	$3,228

Stock-based compensation expense	-	-	-	-	71	-	71
Exercise of pre-funded warrants associated with February 2023 Offering	-	1,500	-	8	-	-	8
Acquisition of assets of OilServ, LLC through issuance of common shares	-	2,645	-	13	938	-	951
Net loss	-	-	-	-	-	(3,016)	(3,016)
Balance at September 30, 2023	-	25,586	$-	$128	$48,844	$(47,730)	$1,242

					Additional		Total Stockholders'
	Series A Preferred Shares	Common Shares	Series A Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance at January 1, 2024	-	26,586	$-	$131	$48,970	$(49,673)	$(572)
Stock-based compensation expense	-	-	-	-	76	-	76
Board compensation issued in equity	-	476	-	2	118	-	120
Unamortized Board compensation issued in equity	-	-	-	-	(120)	-	(120)
Common shares issued through release of OilServ, LLC indemnification provisions	-	294	-	2	104	-	106
Net income	-	-	-	-	-	740	740
Balance at March 31, 2024	-	27,356	$-	$135	$49,148	$(48,933)	$350

Stock-based compensation expense	-	-	-	-	46	-	46
Common shares issued for interest owed on subordinated debt	-	281	-	1	72	-	73
Common shares issued in connection with conversion of November 2022 Convertible Note	-	4,413	-	22	1,178	-	1,200
Common shares issued in connection with conversion of certain September and October 2023 Convertible Notes	-	3,678	-	18	982	-	1,000
Common shares issued in connection with conversion of interest owed on November 2022 Convertible Note and certain September and October 2023 Convertible Notes	-	220	-	1	58	-	59
Inducement costs related to note conversions charged to equity	-	-	-	-	908	-	908
Conversion of unamortized debt discount to equity	-	-	-	-	(87)	-	(87)
Common shares issued in establishment of Keystone equity line of credit	-	546	-	3	97	-	100
Board compensation issued in equity, in lieu of cash	-	788	-	4	171	-	175
Net loss	-	-	-	-	-	(2,327)	(2,327)
Balance at June 30, 2024	-	37,282	$-	$184	$52,573	$(51,260)	$1,497

Stock-based compensation expense	-	-	-	-	38	-	38
Board compensation issued in equity	-	147	-	1	29	-	30
Cancellation of restricted shares	-	(119)	-	(1)	(29)	-	(30)
Common shares issued in connection with conversion of certain September and October 2023 Convertible Notes	-	184	-	1	49	-	50
Inducement costs related to note conversions charged to equity	-	-	-	-	22	-	22
Common shares issued through Keystone equity line of credit, net of issuance costs	-	4,400	-	22	416	-	438
Star share exchange	3,477	9,023	17	45	2,438	-	2,500
Common shares issued in acquisition of Buckshot	-	6,460	-	33	1,217	-	1,250
Net loss	-	-	-	-	-	(2,198)	(2,198)
Balance at September 30, 2024	3,477	57,377	$17	$285	$56,753	$(53,458)	$3,597

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Operating Activities:
Net loss	$(3,786)	$(6,574)
Income (loss) from discontinued operations	1,287	(1,195)
Gain from disposal of discontinued operations	719	109
Loss from continuing operations	(5,792)	(5,488)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,006	1,732
Write-off of inventories	-	53
Interest paid-in-kind on LSQ Facility	216	-
Stock-based compensation expense	160	251
Amortization of debt issuance costs and discount	134	207
Mark-to-mark adjustment for marketable securities	125	-
Inducement costs related to note conversions	930	-
Deferred income tax benefit	-	(16)
Bad debt recovery	(25)	(100)
Changes in operating assets and liabilities:
Accounts receivable	(406)	272
Inventories	47	31
Prepaid expense and other current assets	1,029	1,098
Amortization of operating lease assets	96	168
Other assets	1	22
Accounts payable and accrued liabilities	341	(251)
Operating lease liabilities	(139)	(182)
Other liabilities	65	(70)
Net cash used in operating activities - continuing operations	(2,212)	(2,273)
Net cash provided by operating activities - discontinued operations	4,682	2,173
Net cash provided by (used in) operating activities	2,470	(100)

Investing Activities:
Purchases of property and equipment	(76)	(58)
Purchase of intangible	(92)	-
Payments made in acquisition of Buckshot, net of cash acquired	(656)	-
Net cash used in investing activities - continuing operations	(824)	(58)
Net cash provided by investing activities - discontinued operations	1,256	686
Net cash provided by investing activities	432	628

Financing Activities:
Proceeds from February 2023 Offering, net	-	2,952
Proceeds from exercise of pre-funded warrants	-	11
Proceeds from Libertas Notes, net	1,029	-
Proceeds from Star Note	1,000	-
Issuance of shares to Keystone through equity line of credit, net	663	-
LSQ Facility repayments, net	(1,894)	(2,109)
Utica Facility repayments	(2,437)	(1,273)
Libertas Notes repayments	(135)	-
September 2023 Convertible Notes, net, related parties	-	1,088
Repayments of long-term debt	-	(46)
Repayments of financed insurance	(1,157)	(876)
Payments of finance leases	-	(10)
Net cash used in financing activities	(2,931)	(263)

Net (Decrease) Increase in Cash and Cash Equivalents	(29)	265

Cash and Cash Equivalents, beginning of period	201	35

Cash and Cash Equivalents, end of period	$172	$300

Supplemental Cash Flow Information:
Cash paid for interest	$734	$1,404
Non-Cash Investing and Financing Activities:
Buckshot Notes issued in acquisition of Buckshot	$2,700	$-
Buckshot purchase consideration accrued within accounts payable and accrued liabilities	$920	$-
Preferred and common shares issued in Star share exchange	$2,500	$-
Financed insurance consummated with insurance renewals	$1,766	$1,773
Common shares issued in acquisition of Buckshot	$1,250	$-
Conversion of November 2022 Convertible Note to common shares	$1,200	$-
Conversion of certain September and October 2023 Convertible Notes to common shares	$1,050	$-
Establishment of note receivable for sale of of assets of discontinued operations	$473	$-
Lease liability at inception of new facility operating lease	$368	$-
Board compensation issued in equity, in lieu of cash	$175	$-
Board compensation issued in equity	$-	$82
Common shares issued for interest owed on subordinated debt	$132	$-
Common shares issued in establishment of Keystone equity line of credit	$100	$-
Conversion of unamortized debt discount to equity	$87	$-
Transfer of North Dakota property to assets held for sale	$-	$1,236
Acquisition of assets of OilServ, LLC through issuance of common shares	$-	$1,058
Conversion of March 2022 Convertible Note to equity	$-	$1,200
Conversion of July 2022 Convertible Note to equity	$-	$1,200

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Enservco Corporation ("Enservco") through its wholly-owned subsidiaries (collectively referred to as the "Company", "we" or "us") provides various services to the domestic onshore oil and natural gas industry and the broader energy sector. These services include hot oiling and acidizing ("Production Services") and logistics and transportation services within the energy sector ("Logistics Services").

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco and its wholly-owned subsidiaries, Heat Waves Hot Oil Service LLC ("Heat Waves") and Buckshot Trucking, LLC ("Buckshot"), (collectively, the "Company").

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

Note 2 – Summary of Significant Accounting Policies

Going Concern

Our condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the three and nine months ended September 30, 2024, we generated a loss from operations of $1.5 million and $3.6 million, respectively. For the three and nine months ended September 30, 2024, we generated a net loss from continuing operations of $2.0 million and $5.8 million, respectively. For the three and nine months ended September 30, 2023, we generated a loss from operations of $2.4 million and $4.1 million, respectively. For the three and nine months ended September 30, 2023, we generated a net loss from continuing operations of $2.8 million and $5.5 million, respectively. As of September 30, 2024, we had cash and cash equivalents of $172,000 and a working capital deficit of $5.4 million. Over the past couple of years, the Company has completed a series of measures aimed at both lessening the impact of seasonality upon its business and reducing its cost structure and associated operating losses. Among these measures have been reductions in headcount and closure of unprofitable locations. With the sale of underperforming assets over this same period, the Company has generated proceeds totaling $2.0 million, most of which has been used to retire debt. During the second quarter of 2024, we began exploring options to exit our seasonal frac water heating business. In the third quarter of 2024, we i) closed on our acquisition of Buckshot, which is a Wyoming limited liability company and provider of logistics and transportation services to the oil, gas and broader energy sector, and ii) sold certain Colorado-based assets of Heat Waves that were primarily utilized in the Company's Colorado-based frac water heating business. In addition, during the third quarter of 2024, we received gross proceeds of $1.0 million from the issuance of a promissory note and $1.0 million from the sale of future receivables. See Note 4 - Discontinued Operations for further information on our discontinued operations resulting from the sale mentioned above.

On October 23, 2024, Buckshot entered into a Credit and Security Agreement related to a revolving loan facility of up to $3.5 million, pursuant to which Buckshot may borrow up to 90% of its outstanding accounts receivable. The Credit and Security Agreement also has limitations on Buckshot's ability to make distributions to the parent Company. Despite these recent developments and the improvements to our financial position, we believe that substantial doubt exists over our ability to continue as a going concern for twelve months after the date of issuance of this Quarterly Report on Form 10-Q.

We utilize a cash forecast model to evaluate the ability of future cash flows to fund continuing operations. We analyze projected cash flows to determine if they are sufficient to fund the operations and obligations of the Company for a period of time that extends twelve months or more from the date of the applicable filing. We will need to raise additional capital for our growth and ongoing operations. In the second quarter of 2024, we entered an equity line of credit with a financial partner to assist with equity raises. The Company discontinued utilizing the equity line of credit in the third quarter of 2024 given the resultant downward pressure on the price of the Company's common stock and, more recently, due to the Company moving from the NYSE American exchange to the Over-the-Counter Qualified Bulletin ("OTCQB") market after failing to meet the NYSE American's stockholders' equity requirement. Our ability to obtain additional financing through debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, our performance, and investor sentiment with respect to us and our industry.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for credit losses. We make estimates of expected credit and collectability trends for the allowance for credit losses based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of  September 30, 2024 and December 31, 2023, the Company had an allowance for credit losses of $75,000 and $100,000, respectively. For the three and nine months ended September 30, 2024, the Company recorded bad debt recovery of $0 and $25,000, respectively. For the three and nine months ended September 30, 2023, the Company recorded bad debt recovery of $0 and $100,000, respectively.

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

Concentrations

For the three and nine months ended September 30, 2024, no customer represented 10% or more of the Company's total revenues. For the three months ended September 30, 2023, revenues from one customer represented 10% or more of the Company's total revenues at 20%. For the nine months ended September 30, 2023, no customer represented 10% or more of the Company's total revenues. As of September 30, 2024, one customer represented 10% or more of the Company's accounts receivable balance at 14%. As of December 31, 2023, no customer represented 10% or more of the Company's accounts receivable balance.

Discontinued Operations

On  August 6, 2024, the Company sold certain Colorado-based assets (the "Purchased Assets") of Heat Waves to HP Oilfield Services, LLC, a Nevada limited liability company ("HP Oilfield"), pursuant to an assignment and bill of sale (the "Assignment"). The Purchased Assets were primarily utilized in the Company’s frac water heating business. The aggregate purchase price for the Purchased Assets was $1.695 million, payable as follows: (i) $1,221,625 in cash; and (ii) a promissory note in the principal amount of $473,375 issued by HP Oilfield in favor of the Company (the "HP Note"), with principal payments of $94,675 plus accrued interest due and payable on the first day of each month beginning  October 1, 2024 for a term of five months. The HP Note matures on  February 1, 2025 and interest accrues on the unpaid principal thereof at a rate of 10% per annum. As part of the Assignment, HP Oilfield also agreed not to solicit business in Pennsylvania, West Virginia, and Ohio for an eight-month period. As result of this transaction, the Company recorded a gain on disposal of assets for discontinued operations in the amount of $696,000 for the three months ended September 30, 2024 in its condensed consolidated statement of operations.

Additionally, the Company granted a buyer a ten-month option to purchase certain heating assets of the Company for $1.85 million, which has not been exercised as of the date of this filing.

As a result of the above and our operational decision to exit entirely from the frac water heating business, the carrying amounts of the major classes of assets and liabilities of these discontinued operations have been presented separately on our condensed consolidated balance sheets for each of the periods presented. Further, operational results of these discontinued operations have been presented separately on our condensed consolidated statements of operations and the related cash flows of these discontinued operations have been presented separately on our condensed consolidated statements of cash flows for each of the periods presented. See Note 4 - Discontinued Operations to the condensed consolidated financial statements.

Inventories

Inventories consist primarily of propane and chemicals that are used in the servicing of oil wells and are carried at the lower of cost or net realizable value in accordance with the first in, first out method of accounting ("FIFO"). The Company periodically reviews the value of items in inventories and provides write-downs or write-offs of inventories based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and nine months ended September 30, 2024, the Company did not recognize any write-downs or write-offs of inventories. For the three and nine months ended September 30, 2023, the Company wrote off approximately $53,000 of inventories.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For the nine months ended September 30, 2024 and 2023, the Company concluded that there were no triggering events which could indicate potential impairment of its long-lived assets for continuing operations.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. For the three and nine months ended September 30, 2024, the Company recorded impairment charges of $596,000 on its assets held for sale as part of its discontinued operations. For the three months ended September 30, 2023, the Company recorded no impairment charges on its assets held for sale as part of its discontinued operations. For the nine months ended September 30, 2023, the Company recorded impairment charges of $250,000 on its assets held for sale as part of its discontinued operations.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line item "Assets held for sale" in our condensed consolidated balance sheets.

Business Combinations

In accordance with the guidance provided by Accounting Standards Codification ("ASC") 805 Business Combinations (“ASC 805”), the Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and subsequently on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized as a charge on the condensed consolidated statements of operations in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

For more information regarding the Company's acquisition of Buckshot and our application of ASC 805, see Note 3 - Acquisition and Pro Forma Financial Information to the condensed consolidated financial statements.

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

The Company uses two forms of agreements with its customers; master service agreements and "price sheets" or "rate confirmations." Customers are free to choose which services, if any, to use and the Company only rarely has committed longer term agreements covering multiple events of service performance or covering a defined volume of throughput. Master service agreements are generally longer term in nature and provide the scope or framework under which the Company and its clients will operate. Elements of master service agreements include services to be performed, basic pricing, payment terms, the handling of insurance risks and other elements under which the parties operate. Supplementing these master service agreements, the Company and its clients often enter into spot quotes or specific performance agreements related to single events or services. Spot rate services provided by the Company are generally performed under separately issued "work orders", "field tickets" or "rate confirmations" as the services are requested.

Revenue is recognized for certain projects that take more than one day as projects over time, based on the number of days during the reporting period and the agreed upon price as work progresses on each project.

Earnings (Loss) Per Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding for the period. The diluted weighted average number of common shares outstanding for the period is computed using the treasury stock method for Company common stock that may be issued for outstanding common stock options and warrants and is computed using the if-converted method for convertible debt instruments and convertible preferred shares.

The Company has common stock options, warrants, convertible debt instruments and convertible preferred shares outstanding that are considered common stock equivalents which are considered in the computations of basic and diluted earnings per share. The Company uses the treasury stock method for common stock options and warrants and the if-converted method for convertible debt instruments and convertible preferred shares. For the three and nine months ended September 30, 2024 and 2023, due to the Company having a net loss for each period, common stock options, warrants, convertible debt and convertible preferred shares, when considered in the computation of basic and diluted earnings per share, are antidilutive and have been excluded.

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

Financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company did not have any transfers between hierarchy levels for the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024, the Company's "Marketable securities" shown on the condensed consolidated balance sheet as of September 30, 2024 were required to be measured at fair value on a recurring basis, and an assessment of the fair value of these assets were determined as of such balance sheet date. These "Marketable securities" are considered a level 1 fair value asset, with such inputs for re-measurement being available through the active market on which these assets are traded. As of September 30, 2023, the Company had no assets or liabilities that were required to be measured at fair value on a recurring basis.

When an assessment for impairment is required for its long-lived assets, the Company assesses the recoverability using the lowest level of cash flows taking into consideration timing and appropriate discount rates. When appropriate, market comparables may be used to determine if an asset may not be recoverable.

The Company values its warrants and stock options using the Black-Scholes model. The Company did not have any warrants or stock options that required valuation during the nine months ended September 30, 2024.

Stock-based Compensation Expense

Stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the award as described below, and is recognized over the requisite service period, which is generally the vesting period of the equity grant.

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

Management Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, useful lives of long-lived and intangible assets, evaluation of impairment of long-lived assets, stock-based compensation expense, income tax provisions and the valuation of deferred taxes. Actual results could differ from those estimates.

Contingent Liabilities

From time-to-time, the Company will have contingent liabilities that arise in the normal course of business, usually as it pertains to certain lawsuits in which the Company is involved. When a future contingent liability becomes both probable and estimable, the Company will record a liability for the estimated amount, as well as any offsetting receivables in the event the claim is probable to be covered by an insurance policy. In the event there is a range of outcomes and no amount is determined to be most probable, the Company will record a liability and, if applicable due to likelihood of insurance coverage, a receivable for the low end of the range. In the event the Company makes a firm offer in order to settle a lawsuit, the Company will record a liability for the amount of the offer at that time.

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

Note 3 – Acquisition and Pro Forma Financial Information

On  March 19, 2024, the Company entered into a membership interest purchase agreement (the "Buckshot Purchase Agreement") with Tony Sims, an individual resident of Colorado; Jim Fate, an individual resident of Colorado (together the “Sellers”), and Buckshot, a Wyoming limited liability company, pursuant to which Enservco agreed to acquire from the Sellers all of the issued and outstanding membership interests of Buckshot (the “Buckshot Acquisition”) for $5,000,000 (the “Base Amount”), subject to a net working capital adjustment, plus up to $500,000 in the form of Enservco common stock, contingent upon satisfaction of certain conditions set forth in the Buckshot Purchase Agreement. The Base Amount consisted of $3,750,000 in cash and $1,250,000 in shares of Enservco common stock based on the volume-weighted average of Enservco common stock for the 10-day period immediately preceding the closing date.

On August 8, 2024, the Company entered into an Amendment to Membership Interest Purchase Agreement (the “Buckshot Amendment”) with the Sellers and Buckshot. The Buckshot Amendment amends the Buckshot Purchase Agreement to provide that in lieu of the $3,750,000 cash payment due at closing, the Company would pay Messrs. Sims and Fate an aggregate of $1,000,000 in cash at closing and issue promissory notes to each of Mr. Sims ($2,025,000 principal amount) and Mr. Fate ($675,000 principal amount) in the aggregate principal amount of $2,700,000 (each, a “Buckshot Note” and together, the “Buckshot Notes”). The Buckshot Notes are unsecured, non-convertible, due on December 31, 2024 and bear interest at 10% per annum. The Buckshot Amendment also provides that the Company will withhold and retain $50,000 of the cash consideration and $200,000 of the stock consideration in order to secure the indemnification obligations of the Sellers under the Buckshot Purchase Agreement, as amended.

The Company closed on the acquisition of Buckshot on August 8, 2024 and issued to the Sellers an aggregate of 6,459,938 shares of Company common stock and the Buckshot Notes in aggregate principal amount of $2,700,000.

The acquisition of Buckshot was accounted for as a business combination using the acquisition method pursuant to ASC 805. As the acquirer for accounting purposes, the Company estimated the purchase price, assets acquired and liabilities assumed as of the acquisition date, with the excess of the purchase price over the fair value of net assets acquired recognized as goodwill.

The Company is in the process of finalizing the allocation of the purchase price. As a result, the fair value estimates assigned to intangible assets, goodwill and the related tax impacts of the acquisition, among other items, are preliminary and subject to change as additional information is received to complete the analysis, including final adjustments to intangible assets and certain net working capital accounts. The Company expects to finalize the valuation as soon as practicable, but no later than one year after the acquisition date. The preliminary purchase price allocation as of the acquisition date is presented as follows (in thousands):

August 8, 2024
Purchase consideration:
Common stock, at fair value	$1,250
Buckshot Notes	2,700
Cash paid	1,000
Working capital payable	370
Earn-out liability	500
Cash withheld	50
Total purchase consideration	$5,870

Purchase price allocation:
Cash and cash equivalents	$344
Accounts receivable	1,199
Prepaid expenses and other current assets	164
Property and equipment	1,953
Intangible assets (customer relationships - 12 years)	2,361
Goodwill	902
Accounts payable and accrued liabilities	(57)
Long-term debt	(878)
Lease liability - finance	(118)
Fair value of net assets acquired	$5,870

The preliminary excess of purchase consideration over the fair value of tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill and is primarily attributed to an assembled workforce, market presence and business reputation. The goodwill balance is not deductible for income tax purposes.

Acquisition-related costs of $56,000 and $326,000 associated with the Buckshot Acquisition were included in sales, general, and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024, respectively.

Since the acquisition date, $1.7 million of revenues and $119,000 of net income from Buckshot have been included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

The following unaudited supplemental pro forma combined financial information presents the Company’s combined results of continuing operations for the three and nine months ended September 30, 2024 and 2023 (in thousands) as if the Buckshot Acquisition had occurred on January 1, 2023. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have occurred had the Buckshot Acquisition been completed on January 1, 2023. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the merger, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Buckshot.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$4,890	$4,878	$14,255	$14,159
Net loss	(1,672)	(2,564)	(4,910)	(5,223)

The unaudited pro forma financial information reflects adjustments to present the combined pro forma results of continuing operations as if the acquisition had occurred on January 1, 2023 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

(i)	the elimination of Buckshot historical depreciation and amortization expense and the recognition of new depreciation and amortization expense;
(ii)	an adjustment to present acquisition-related transaction costs and other one-time costs directly attributable to the acquisition as if they were incurred in the earliest period presented; and
(iii)	the related income tax effects of the adjustments noted above, as applicable.

 Note 4 - Discontinued Operations

On  August 6, 2024, the Company sold the Purchased Assets of Heat Waves to HP Oilfield, pursuant to the Assignment. The Purchased Assets were primarily utilized in the Company’s frac water heating business. The aggregate purchase price for the Purchased Assets was $1.695 million, payable as follows: (i) $1,221,625 in cash, and (ii) the HP Note in the principal amount of $473,375 issued by HP Oilfield in favor of the Company, with principal payments of $94,675 plus accrued interest due and payable on the first day of each month beginning  October 1, 2024 for a term of five months. The HP Note matures on  February 1, 2025 and interest accrues on the unpaid principal thereof at a rate of 10% per annum. As part of the Assignment, HP Oilfield also agreed not to solicit business in Pennsylvania, West Virginia, and Ohio for an eight-month period. As result of this transaction, the Company recorded a gain on disposal of assets for discontinued operations in the amount of $696,000 for the three months ended September 30, 2024 in its condensed consolidated statement of operations within the line item "Gain (loss) from disposal of assets of discontinued operations".

Additionally, the Company granted a buyer a ten-month option to purchase certain heating assets of the Company for $1.85 million, which has not been exercised as of the date of this filing.

As a result of the above and our operational decision to exit entirely from the frac water heating business, the activities of the former Completion and Other Services segment is being replaced as discontinued operations and are presented as such for each of the periods presented.

The following is a summary of the carrying amounts of the major classes of assets and liabilities of these discontinued operations (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Accounts receivable, net	$-	$3,102
Notes receivable	548	75
Total Current Assets	548	3,177

Property and equipment, net	2,296	4,271
Right-of-use asset - operating, net	534	782
Notes receivable, less current portion	88	144
Total Long-term Assets	2,918	5,197

Total Assets	$3,466	$8,374

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$380	$1,173
Lease liability - operating	325	341
Total Current Liabilities	705	1,514

Lease liability - operating	263	509
Total Long-term Liabilities	263	509

Total Liabilities	$968	$2,023

The following is a summary of the major classes of line items constituting income (loss) of these discontinued operations shown in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$442	$314	$8,895	$7,203

Expenses:
Cost of revenues	646	435	6,401	7,058
Severance and transition costs	120	-	120	1
Impairment loss	596	-	596	250
Depreciation and amortization	-	57	491	1,089
Total operating expenses	1,362	492	7,608	8,398

(Loss) income from discontinued operations	(920)	(178)	1,287	(1,195)
Gain (loss) on disposal	696	(67)	719	109
Net income (loss) from discontinued operations	$(224)	$(245)	$2,006	$(1,086)

The following is a summary of the major classes of line items constituting cash provided by operating and investing cash flows of these discontinued operations shown in the condensed consolidated statements of cash flows (in thousands):

	For the Nine Months Ended
	September 30,
	2024	2023
Operating Activities:
Net income (loss) from discontinued operations	$2,006	$(1,086)
Adjustments to reconcile net income (loss) from discontinued operations to net cash provided by operating activities from discontinued operations:
Depreciation and amortization	491	1,089
Gain on disposal	(719)	(109)
Impairment loss	596	250
Amortization of debt issuance costs and discount	13	1
Changes in operating assets and liabilities:
Accounts receivable	3,102	2,929
Amortization of operating lease assets	248	262
Accounts payable	(793)	(890)
Operating lease liabilities	(262)	(273)
Net cash provided by operating activities from discontinued operations	4,682	2,173

Investing Activities:
Purchases of property and equipment	(45)	(57)
Proceeds from disposals of property and equipment	1,245	681
Collections on notes receivable	56	62
Net cash provided by investing activities from discontinued operations	1,256	686

Net cash provided by discontinued operations	$5,938	$2,859

Note 5– Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Trucks and vehicles	$23,185	$21,752
Other equipment	1,859	1,859
Buildings and improvements	558	619
Total property and equipment	25,602	24,230
Accumulated depreciation	(22,557)	(21,578)
Property and equipment, net	$3,045	$2,652

For the three and nine months ended September 30, 2024, the Company recorded depreciation expense of $441,000 and $1.0 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded depreciation expense of $848,000 and $1.7 million, respectively.

Note 6 – Intangible Assets

The components of our intangible assets are as follows (in thousands):

	September 30, 2024	December 31, 2023
Customer relationships	$2,987	$626
Patents and trademarks	441	441
Software	92	-
Total intangible assets	3,520	1,067
Accumulated amortization	(1,105)	(1,067)
Net carrying value	$2,415	$-

The useful lives of our intangible assets were estimated to be between five and twelve years at inception. Amortization expense for intangible assets for the three and nine months ended September 30, 2024 was $38,000. Amortization expense for intangible assets for the three and nine months ended September 30, 2023 was $54,000 and $163,000, respectively.

The following table represents the amortization expense for the next twelve months ending September 30 (in thousands):

	2025	2026	2027	2028	Thereafter
Customer relationships	$197	$197	$197	$197	$1,540
Software	18	18	18	18	15
Total intangible asset amortization expense	$215	$215	$215	$215	$1,555

Note 7– Debt

Notes Payable

Long-term debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Utica Facility	$949	$3,388
LSQ Facility	793	2,472
Buckshot Notes	2,700	-
Libertas Notes	909	-
Star Note	1,000	-
September and October 2023 Convertible Notes with related parties	625	1,675
November 2022 Convertible Note with related party	-	1,200
Financed Insurance	924	318
Other debt	879	-
Total long-term debt	8,779	9,053
Less debt discount and debt issuance costs	(76)	(295)
Less current portion	(8,359)	(5,585)
Long-term debt, net of debt discount, debt issuance costs and current portion	$344	$3,173

Aggregate contractual principal maturities of debt for the twelve months ending September 30 are as follows (in thousands):

2025	$8,359
2026	420
Total	$8,779

Refinancing

On  March 24, 2022, the Company completed a refinancing transaction (the "Refinancing") in which it terminated an existing 2017 Amended Credit Facility with East West Bank. As part of the Refinancing, Heat Waves entered into a Master Lease Agreement (the "Utica Facility") with Utica Leaseco, LLC ("Utica"), pursuant to which Utica provided an equipment-collateralized loan to the Company in the amount of $6.225 million. Under the Utica Facility, the Company is required to make fifty-one monthly payments with initial payments beginning at $168,075 each and a surcharge of 1% of the monthly payment amount per month for every 0.25% that the prime rate of Comerica Bank exceeds 3.25%. The Company's current minimum payment as of  September 30, 2024 under the Utica Facility is $203,000 per month. The aforementioned surcharge is discretionary on the part of Utica and is calculated twice yearly, each on January 1 and July 1, beginning on July 1, 2022. This surcharge is added to the monthly Basic Rent (as such term is defined in the Master Lease Agreement) due under the Utica Facility and is due and payable with the next regularly scheduled Basic Rent payment under such schedule and on each payment date thereafter. At the end of the fifty-one-month term, the Company is required to make a residual payment to Utica between 1% and 10% of the initial principal amount, or between $62,250 and $622,500 depending upon the Company’s ratio of EBITDA to the sum of interest payments, cash paid for taxes and current debt and capital lease payments during the period. The Utica Facility is secured by most of the Company’s equipment and proceeds from sale of such equipment. The Company also has the option to prepay $1.0 million of the Utica Facility in exchange for a reduced payment schedule. The Company guarantees the obligations of Heat Waves under the Utica Facility.

The following table summarizes the scheduled future cash payments as part of the Utica Facility as compared with the amounts recorded on the Company's condensed consolidated balance sheet as of September 30, 2024 (in thousands):

Scheduled future cash payments to Utica	$4,317
Utica Residual Liability due at maturity	623
Proceeds from past equipment disposals remitted to Utica	(2,150)
Amounts representing future interest due to Utica	(1,475)
Total	$1,315

Recorded amount for Utica Facility	$949
Recorded amount for Utica Residual Liability	366
Total	$1,315

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

Star Note

On August 9, 2024, the Company entered into a note purchase agreement (the "Star Note Purchase Agreement") with Star Equity Holdings, Inc. ("Star") providing for the sale of a promissory note to Star (the "Star Note") in the aggregate principal amount of $1,000,000. The Star Note is non-convertible, has a three-month term, and bears interest at a rate of 20% per annum. The three-month term may be extended an additional month if 60% of the principal amount of the Star Note is paid by the end of such three-month term and an additional one month if 80% of the principal amount is paid by the end of the four month period. The Star Note is secured by the 250,000 shares of 10% Series A Cumulative Perpetual Preferred Stock of Star held by the Company pursuant to a stock pledge agreement dated as of August 9, 2024. See Note 13 - Subsequent Events to the condensed consolidated financial statements for further discussion.

Libertas Notes

On August 13, 2024, the Company entered into a Sale of Future Receivables Agreement (the "Agreement") with Libertas Funding, LLC, a Connecticut limited liability company ("Libertas"), to sell future Company receipts ("Future Receipts") from its Heat Waves subsidiary totaling $967,500 (the "Amount Sold") to Libertas in exchange for a purchase price of $750,000. The Company has agreed to deliver 4.33% (the "Specified Percentage") of Future Receipts every week until the entire Amount Sold and all fees or other amounts have been paid to Libertas. The parties agreed that an approximation of the Specified Percentage is $23,035 per week. Payment of the Amount Sold is guaranteed by Richard A. Murphy, the Company's Chief Executive Officer and Chairman.

Further, on September 19, 2024, the Company entered into an additional Sale of Future Receivables Agreement (the "Second Agreement") with Libertas, to sell future Company receipts ("Second Future Receipts") from its Buckshot subsidiary totaling $384,000 (the "Second Amount Sold") to Libertas in exchange for a purchase price of $300,000. The Company has agreed to deliver 4.37% (the "Second Specified Percentage") of Second Future Receipts every week until the entire Second Amount Sold and all fees or other amounts have been paid to Libertas. The parties agreed that an approximation of the Second Specified Percentage is $7,619 per week. Payment of the Second Amount Sold is also guaranteed by Richard A. Murphy, the Company's Chief Executive Officer and Chairman.

Subordinated Debt with Related Parties

On September 22, 2022, the Company entered into a revolving credit facility with Cross River Partners, L.P. ("Cross River"), which is an entity controlled by Richard Murphy, our Chief Executive Officer and Chairman, pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the "Cross River Revolver Note"). On November 3, 2022, the Company entered into a note exchange agreement with Cross River, pursuant to which Cross River loaned an additional $450,000 to the Company and exchanged the Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the "November 2022 Convertible Note") and received a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. These warrants are subject to limitation such that the number of shares that may be issued shall not exceed obligations under rules of regulations of the principal market. The November 2022 Convertible Note had a two-year term and accrued interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any stockholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the November 2022 Convertible Note was convertible into the Company’s common stock at a conversion price equal to the lower of $2.11 per share or the price and terms the Company receives in the next subsequent equity offering in excess of $2.0 million. The November 2022 Convertible Note was secured by two Company-owned parcels of real property located in North Dakota. On December 13, 2022, the Company sold one of these two parcels for a combination of cash and a promissory note/mortgage totaling $550,000. As consideration for Cross River releasing its security interest on such parcel, the Company entered into a collateral assignment of the security on such parcel back to Cross River in the event the buyer defaults on their promissory note/mortgage to the Company. On November 22, 2023, the Company sold the second parcel that was acting as collateral to Cross River, which was located in Killdeer, North Dakota, with Cross River releasing its security interest in the parcel in conjunction with the sale. On June 7, 2024, pursuant to a Note Conversion Agreement, Cross River converted $1,222,356 of principal plus accrued but unpaid interest on the November 2022 Convertible Note into 4,495,609 shares of the Company’s common stock. Unamortized debt discount costs totaling $87,000 were also converted to equity as part of this note conversion. As an inducement for this note conversion, the Company incurred $495,000 in expense during the nine months ended September 30, 2024, recognized within the line item "Other (expense) income" in the condensed consolidated statements of operations.

On September 1, 2023, the Company issued a convertible promissory note in the amount of $750,000 to Cross River and a convertible promissory note in the amount of $50,000 to Kevin Chesser (“Chesser”), a director of the Company.

On September 11, 2023, pursuant to a Note Purchase Agreement (the "Note Purchase Agreement"), Cross River and Chesser exchanged the previously issued September 1, 2023 convertible promissory notes in the aggregate principal amounts of $750,000 and $50,000, respectively, for new convertible promissory notes (the “September and October 2023 Convertible Notes”) with the same principal amounts. On the same date, pursuant to the Note Purchase Agreement, the Company also issued September New Convertible Notes in the aggregate principal amount of $125,000 to Angel Capital Partners, LP ("Angel Capital"), and in aggregate principal amount of $187,500 to Equigen, II, LLC ("Equigen"), an entity owned by Steven A. Weyel, a former director of the Company. The September and October 2023 Convertible Notes have an eighteen-month term and accrue interest at 16.00% annually. The Company is required to make interest only payments on a quarterly basis at the end of each calendar quarter, beginning with the quarter ending December 31, 2023. The first quarterly interest payment is payable in shares of the Company’s common stock based on the five (5) day moving average of the closing sales price of the common stock on the NYSE American exchange immediately prior to December 31, 2023. For calendar quarters beginning March 31, 2024, the Company is required to make quarterly interest payments in cash within ten (10) days of the close of the quarter. The September and October 2023 Convertible Notes may not be prepaid by the Company. The Note Purchase Agreement contains certain covenants, including a covenant that, without the written approval of the holders of greater than 75% of the principal amount of the September and October 2023 Convertible Notes, restricts the Company’s ability to (a) incur any new debt which is senior or pari-passu to the September and October 2023 Convertible Notes, or (b) issue any new securities subject to certain exceptions.

If the Company closes on a new offering of equity securities (the “Equity Financing”) of a minimum of $5,000,000 before the eighteen-month maturity date, then, subject to any NYSE American stockholder approval requirements, the principal amount, together with all accrued but unpaid interest of the September and October 2023 Convertible Notes, will automatically convert into shares of the same class and type at the same price and on the same terms and provisions as the securities issued to the other participants in the Equity Financing on the closing date of such Equity Financing; provided, however, at the option of the holder, the September and October 2023 Convertible Notes may convert into such equity, (a) at $0.50 per share if the security sold in the Equity Financing is common stock or (b) at a share price which is 25% less than the lowest price per share of shares sold in the Equity Financing. Subject to any NYSE American stockholder approval requirements, the holders may convert their Convertible Notes at any time into the Company’s common stock at a conversion price of $0.50 per share.

If a change of control of the Company or a sale of a substantial portion of any of its assets occurs prior to the eighteen-month maturity date, the holder may elect to receive either: (i) the principal amount plus accrued but unpaid interest plus a premium that is equal to 25% of the principal amount or (ii) the right to convert the principal amount plus accrued but unpaid interest into the Company’s common stock at a conversion price equal to a 25% discount to the five day moving average of the closing sales price of the common stock on the NYSE American exchange immediately prior to the transaction which results in a change of control of the Company.

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

On September 30, 2024, the Company received a Declaration of Acceleration of an aggregate of $625,000 principal amount of certain promissory notes issued to Angel Capital Partners, LP and Equigen II, LLC (collectively, the "Note Holders") issued on September 8, 2023, September 11, 2023 and October 5, 2023 with respect to an interest payment that was due July 10, 2024. These notes were issued to the sellers of the OilServ, LLC assets, which the Company acquired in September 2023. From the date of receipt of such declaration, the Company and the Note Holders attempted to settle such default amicably through negotiations. On October 30, 2024, the Company received Notification of Service of a case filed in the District Court of Harris County, Texas that a petition was filed on October 28, 2024 seeking judgment against the Company. On November 27, 2024, the Company and the Note Holders entered into a Settlement Agreement (the "Settlement Agreement") pursuant to which in exchange for dismissal of the lawsuit by the Note Holders, the Company agreed to pay the Note Holders a sum of $759,353 - which includes $625,000 of principal, $99,479 of interest, and $34,874 of attorneys' fees - on or before January 15, 2025. Pursuant to the terms of the Settlement Agreement, the Company agreed to contemporaneously execute certain documents that the Note Holders are authorized to file against the Company if the Company fails to comply with the terms of the Settlement Agreement.

On June 7, 2024, pursuant to a Note Conversion Agreement, Cross River converted $926,827 of principal plus accrued but unpaid interest on certain of the September and October 2023 Convertible Notes into 3,408,707 shares of the Company’s common stock. Additionally, on June 7, 2024, pursuant to a Note Conversion Agreement, Richard Murphy converted $110,739 of principal plus accrued but unpaid interest on certain of the September and October 2023 Convertible Notes into 407,281 shares of the Company’s common stock. As an inducement for these note conversions, the Company incurred $413,000 in expense during the nine months ended September 30, 2024, recognized within the line item "Other (expense) income" in the condensed consolidated statements of operations.

On July 12, 2024, pursuant to a Note Conversion Agreement, Kevin Chesser converted $50,000 of principal on certain of the September and October 2023 Convertible Notes into 183,891 shares of the Company’s common stock. As an inducement for this note conversion, the Company incurred $22,000 in expense during the three and nine months ended September 30, 2024, recognized within the line item "Other (expense) income" in the condensed consolidated statements of operations.

Financed Insurance

During the nine months ended September 30, 2024, the Company renewed certain insurance policies. As part of this renewal, the Company financed $1.8 million of the insurance payments to be made over future periods. The financed insurance liabilities are recognized within the line item "Financed insurance," with corresponding financed insurance assets recognized with the line item "Prepaid expenses and other current assets," both presented on our consolidated balance sheet as of  September 30, 2024.

Debt Discount and Debt Issuance Costs

We capitalized certain debt discount and debt issuance costs incurred in connection with the various debt facilities executed by the Company. These costs were amortized to interest expense over the terms of the facilities on a straight-line basis. The remaining balance of the unamortized debt discount and debt issuance costs was $76,000 as of September 30, 2024. For the three and nine months ended September 30, 2024, the Company amortized $20,000 and $147,000, respectively, of these costs to "Interest expense" in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company amortized $69,000 and $208,000, respectively, of these costs to "Interest expense" in the condensed consolidated statements of operations.

Note 8– Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the nine months ended September 30, 2024 and 2023 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

During the third quarter of 2024, the Company experienced a change in control pursuant to the cumulative issuance of common shares issued during the period. As a result of this change in control, and in accordance with Internal Revenue Service Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgement, the Company estimated that as of  September 30, 2024 the amount of deferred tax liabilities that could reverse without an offsetting deferred tax asset was $222,000. Due to this, the Company did not recognize a deferred tax benefit or expense for the nine months ended September 30, 2024. For the nine months ended September 30, 2023, the Company recognized a $16,000 deferred tax benefit.

Note 9– Commitments and Contingencies

As of September 30, 2024, the Company leases facilities and certain office equipment under lease commitments that expire through June 2029. Future minimum lease payments for these operating and finance lease commitments for the twelve months ending September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2025	$486	$31
2026	372	96
2027	106	50
2028	109	38
2029	83	51
Total future lease payments	1,156	266
Less: imputed interest	(219)	(12)
Discounted value of lease obligations	$937	$254

The following table summarizes the components of our gross operating and finance lease costs (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost:
Current lease cost	$49	$24	$171	$72
Long-term lease cost	116	176	393	507
Total operating lease cost	$165	$200	$564	$579

Finance lease cost:
Amortization of right-of-use assets	$6	$3	$12	$10
Interest on lease liabilities	6	-	6	1
Total finance lease cost	$12	$3	$18	$11

Our weighted-average lease term and discount rate used for leases are as follows:

	September 30,
	2024	2023
Operating:
Weighted-average lease term (years)	3.02	2.22
Weighted-average discount rate	10.06%	6.40%

Finance:
Weighted-average lease term (years)	4.80	0.98
Weighted-average discount rate	9.97%	5.59%

Note 10 – Stockholders’ Equity

Preferred Shares

The Company authorized 10,000,000 preferred shares which can be designated prior to issuance at any time. On August 6, 2024, the Company designated and authorized 4,000,000 of 2% Cumulative Mandatorily Convertible Series A Preferred Shares (the “Series A Preferred Shares”). The Series A Preferred Shares accumulated dividends initially at a rate of 2% per Series A Preferred Share on the liquidation preference that will automatically increase to 8% on August 8, 2025 and 12% on August 8, 2026. Quarterly dividend payments will commence on January 1, 2025 and will be payable each quarter thereafter. The Series A Preferred Shares are mandatorily convertible based on the conversion rate which initially is on a 1 for 1 basis and are convertible at any time at the option of the Company following shareholder approval. The Company may also redeem the Series A Preferred Shares for cash at any time at the redemption price which is the liquidation preference of $0.40 per share plus accumulated dividends. On August 9, 2024, the Company issued 3,476,965 Series A Preferred Shares as part of the share exchange agreement with Star, discussed below. Of the original preferred shares authorized, there remains 6,000,000 available for designation and future issuance.

Warrants

A summary of warrant activity for the nine months ended September 30, 2024 is as follows:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life (Years)
Outstanding as of December 31, 2023	11,160,805	$0.95	3.95
Outstanding as of September 30, 2024	11,160,805	$0.95	3.20

Exercisable as of September 30, 2024	11,160,805	$0.95	3.20

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

During the three and nine months ended September 30, 2024, the Company received net proceeds of $663,000 on sales of 4,400,000 shares of common stock. The Company discontinued utilizing the equity line of credit in the third quarter of 2024 given the resultant downward pressure on the price of the Company's common stock and, more recently, due to the Company moving from the NYSE American exchange to the OTCQB market after failing to meet the NYSE American's stockholders' equity requirement. Being listed on the NYSE American is a requirement under the ELOC Purchase Agreement for the Company to sell the investor shares of the Company's common stock.

Share Exchange with Star

On  August 9, 2024, the Company entered into a share exchange agreement with Star, pursuant to which the Company sold to Star: (i) 9,023,035 shares of the Company’s common stock, and (ii) 3,476,965 shares of the Company’s Series A Preferred Shares in exchange for 250,000 shares of Star’s 10% Series A Cumulative Perpetual Preferred Stock (which preferred stock trades on the Nasdaq Global Market under the symbol "STRRP"). Star’s 10% Series A Cumulative Perpetual Preferred Stock was valued at $10 par value per share, for a total share exchange value of $2.5 million. Star also has the right to exchange up to an additional $2.5 million of Series A Preferred Shares for an additional $2.5 million of Enservco common stock, calculated based on the transaction price of $0.20 per share.

NYSE Delisting

On May 2, 2023, the Company received notice from the NYSE that its equity balance as of December 31, 2022 had fallen below $2.0 million and therefore the Company was not in compliance with the NYSE American's continued listing standards under Section 1003(a)(i) in the NYSE American Company Guide (the "Company Guide"). As previously reported, the Company is also noncompliant with Section 1003(a)(ii) and Section 1003(a)(iii) of the Company Guide, as a result of its stockholders' equity being less than the required thresholds for each of the particular sections. The Company is now subject to the procedures and requirements set forth in Section 1009 of the Company Guide. The Company had until June 9, 2024 to regain compliance with the stockholders' equity continued listing standards which specifically dictated the Company attain at least $6.0 million of stockholders' equity as of this date.

On June 10, 2024, the NYSE initiated delisting proceedings in accordance with the Company Guide. Pursuant to the Company Guide, the Company requested a hearing and submitted a cure of its equity deficit between the notice and hearing dates. The Company met with the Listing Qualifications Panel of the NYSE on October 23, 2024. On November 1, 2024, the Company received correspondence from the NYSE American that a Listing Qualifications Panel of the Exchange (the "Panel"), which had met with the Company at a Panel hearing on October 23, 2024, upheld the NYSE American’s staff determination from June 10, 2024 that the NYSE American should commence delisting proceedings of the Company’s common stock because the Company failed to comply with the NYSE American's $6.0 million stockholders’ equity requirement by June 9, 2024. Under the NYSE American rules, the Company had the right to appeal the Panel’s decision within fifteen days. During this fifteen day period, trading of the Company's common stock on the NYSE American was suspended. On November 19, 2024, the NYSE American filed a Form 25 with the SEC to delist the Company's common stock and the delisting was effective ten days thereafter. The Company's common stock began trading on the OTCQB market on November 6, 2024.

Note 11 – Restricted Stock and Stock Options

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

A summary of the restricted stock activity is presented below:

		Weighted Average
	Shares	Grant Fair Value
Restricted shares as of December 31, 2023	115,000	$2.68
Granted	622,998	0.24
Vested	(472,144)	0.84
Forfeited	(119,048)	0.25
Restricted shares as of September 30, 2024	146,806	$0.20

The Company granted 622,998 restricted shares to members of the Board of Directors as compensation for Board services and recognized stock-based compensation expense for restricted stock of $14,000 and $104,000 related to the award of these shares in "Sales, general, and administrative" expenses in the condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, there is $16,000 of unamortized stock-based compensation expense for restricted stock to be amortized over the next four months, all of which relates to certain 2024 Board of Directors fees. For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense for restricted stock of $44,000 and $224,000, respectively, in "Sales, general, and administrative" expenses in the condensed consolidated statements of operations.

Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

Stock Options

On  July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco 2016 Stock Incentive Plan (the "2016 Plan"), which was approved by the stockholders on  September 29, 2016. On August 21, 2024, the Company's stockholders approved an increase of shares authorized by the 2016 Plan from 533,334 shares reserved to 4,000,000 shares reserved. As of September 30, 2024, there were 250,000 options that remained outstanding under the 2016 Plan.

On September 11, 2023, the Company granted stock options to certain key employees to acquire 500,000 shares of the Company's common stock at an exercise price of $0.41 per share with 50% of such options having vested on  January 1, 2024, and the remaining balance vesting on January 1, 2025. In connection with the stock options issuance, the Company recognized stock-based compensation expense for stock options of $24,000 and $56,000 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, there is $8,000 of unamortized stock-based compensation expense for stock options to be amortized over the next three months.

Note 12 – Segment Reporting

Enservco’s reportable operating segments are Production Services and Logistics Services. These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of the segments.

Production Services

This segment utilizes a fleet of hot oiling trucks and acidizing units to provide maintenance services to the domestic oil and gas industry. These services include hot oiling services and acidizing services. Hot oiling is utilized by customers to remove paraffins from wellbores, pipes and vessels. Acidizing services are utilized by customers to clean reservoir surfaces and increase flow rates. Production services are provided primarily through the Company's operations in Texas and neighboring states.

Logistics Services

This segment operates through our recently acquired wholly-owned subsidiary, Buckshot. Our logistics services are focused on hot shot trucking (i.e. specialized transportation within the oil, gas and broader energy sector), dedicated freight services, and less-than-truckload ("LTL") services within the oil, gas and broader energy sector. Buckshot maintains master service agreements with several large energy companies. Buckshot's mixed class size fleet is comprised of trucks and trailers ranging from semis to pickup trucks with most power units pulling trailers of various sizes. Buckshot's current focus is within Texas and the greater Rocky Mountain Region, with an extensive operational presence in Wyoming, Utah, North Dakota, and Texas.

Unallocated

This segment includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment.

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Logistics Services	Unallocated	Total
For the Three Months Ended September 30, 2024
Revenues	$2,325	$1,656	$-	$3,981
Cost of revenues	2,433	866	-	3,299
Segment (loss) profit	$(108)	$790	$-	$682

Depreciation and amortization	$353	$74	$14	$441
Capital expenditures	$15	$10	$-	$25
Identifiable assets(1)	$4,146	$3,684	$139	$7,969

For the Three Months Ended September 30, 2023
Revenues	$2,623	$-	$-	$2,623
Cost of revenues	3,151	-	-	3,151
Segment loss	$(528)	$-	$-	$(528)

Depreciation and amortization	$663	$-	$185	$848
Capital expenditures	$29	$-	$-	$29
Identifiable assets(1)	$10,788	$-	$43	$10,831

	Production Services	Logistics Services	Unallocated	Total
For the Nine Months Ended September 30, 2024
Revenues	$7,428	$1,656	$-	$9,084
Cost of revenues	6,624	866	-	7,490
Segment profit	$804	$790	$-	$1,594

Depreciation and amortization	$897	$74	$35	$1,006
Capital expenditures	$66	$10	$-	$76
Identifiable assets(1)	$4,146	$3,684	$139	$7,969

For the Nine Months Ended September 30, 2023
Revenues	$8,375	$-	$-	$8,375
Cost of revenues	7,341	-	-	7,341
Segment profit	$1,034	$-	$-	$1,034

Depreciation and amortization	$1,129	$-	$603	$1,732
Capital expenditures	$59	$-	$-	$59
Identifiable assets(1)	$10,788	$-	$43	$10,831

Note to tables:

(1)	Identifiable assets is calculated by summing the balances of net cash, accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; and other assets.

The following tables reconcile segment profit (loss) reported above to the income (loss) from operations reported in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	September 30,
	2024	2023
Segment profit (loss)	$682	$(528)
Sales, general, and administrative	(1,764)	(979)
Depreciation and amortization	(441)	(848)
Loss from operations	$(1,523)	$(2,355)

	For the Nine Months Ended
	September 30,
	2024	2023
Segment profit	$1,594	$1,034
Sales, general, and administrative	(4,184)	(3,364)
Depreciation and amortization	(1,006)	(1,732)
Loss from operations	$(3,596)	$(4,062)

Note 13 – Subsequent Events

Credit and Security Agreement with Pathward National Association

On October 23, 2024, the Company and its wholly-owned subsidiary, Buckshot, entered into a Credit and Security Agreement (the "Credit Agreement") with Pathward, National Association ("Pathward") for a $3.5 million Revolving Loan Facility (the "Loan").

The Credit Agreement provides that Buckshot may borrow up to 90% of its eligible accounts receivable as provided in the Credit Agreement. The Loan interest rate is variable and equal to the Wall Street Journal Prime Rate plus 2.5% with a minimum interest rate of 8.0% per annum calculated on the higher of: a) actual average monthly loan balance or b) $750,000. The Loan has an initial and annual loan fee of $35,000 and is subject to a $70,000 early exit fee if the Credit Agreement is terminated within the first twelve-month period, and $35,000 if terminated in the subsequent twelve-month period, after which, there is no termination fee.

The Loan is evidenced by a demand promissory note and is secured by all assets of Buckshot, with certain permitted liens including but not limited to certain existing liens relating to equipment purchases and purchase money security interests for equipment up to an aggregate of $250,000. Under the Credit Agreement, Buckshot may make distributions to the Company provided Buckshot has a debt coverage service ratio of at least 1.25:1.00 and a minimum liquidity of $350,000 after giving effect to any such distribution. The Loan is guaranteed by the Company and is subject to a Security Agreement of all of the Company’s assets.

The proceeds of the Credit Agreement are being utilized for working capital and certain third-party transaction expenses associated with the Company’s recent transactions as referenced in the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2024.

Acceleration of Debt

On September 30, 2024, the Company received a Declaration of Acceleration of an aggregate of $625,000 principal amount of certain promissory notes issued to the Note Holders issued on September 8, 2023, September 11, 2023 and October 5, 2023 with respect to an interest payment that was due July 10, 2024. These notes were issued to the sellers of the OilServ, LLC assets, which the Company acquired in September 2023. From the date of receipt of such declaration, the Company and the Note Holders attempted to settle such default amicably through negotiations. On October 30, 2024, the Company received Notification of Service of a case filed in the District Court of Harris County, Texas that a petition was filed on October 28, 2024 seeking judgment against the Company. On November 27, 2024, the Company and the Note Holders entered into the Settlement Agreement pursuant to which in exchange for dismissal of the lawsuit by the Note Holders, the Company agreed to pay the Note Holders a sum of $759,353 - which includes $625,000 of principal, $99,479 of interest, and $34,874 of attorneys' fees - on or before January 15, 2025. Pursuant to the terms of the Settlement Agreement, the Company agreed to contemporaneously execute certain documents that the Note Holders are authorized to file against the Company if the Company fails to comply with the terms of the Settlement Agreement.

NYSE American Delisting

On November 1, 2024, the Company received correspondence from the NYSE American that a Listing Qualifications Panel of the Exchange (the "Panel"), which had met with the Company at a Panel hearing on October 23, 2024, upheld the NYSE American’s staff determination from June 10, 2024 that the NYSE American should commence delisting proceedings of the Company’s common stock because the Company failed to comply with the NYSE American's $6.0 million stockholders’ equity requirement by June 9, 2024. Under the NYSE American rules, the Company had the right to appeal the Panel’s decision within fifteen days. During this fifteen day period, trading of the Company's common stock on the NYSE American was suspended. On November 19, 2024, the NYSE American filed a Form 25 with the SEC to delist the Company's common stock and the delisting was effective ten days thereafter. The Company's common stock began trading on the OTCQB market on November 6, 2024.

Star Note Notice of Event of Default and Demand

On December 10, 2024, the Company received a notice of event of default and demand from Star regarding the Star Note with respect to a payment that was due and not paid on November 10, 2024. Pursuant to Section 4 of the Star Note Purchase Agreement, non-payment for more than thirty days is considered a continuation of an event of default and, as such, the payment of the entirety of the Star Note and accrued ad unpaid interest is now due and payable.

Pursuant to a stock pledge agreement dated as of August 9, 2024 by and between the Company and Star, the Star Note was secured by 250,000 shares of 10% Series A Cumulative Perpetual Preferred Stock of Star that was beneficially owned by the Company.

On December 17, 2024, the Company was informed telephonically by Star that it had cancelled all of the 10% Series A Cumulative Perpetual Preferred Stock of Star beneficially owned by the Company pursuant to the stock pledge agreement. On December 19, 2024, the Company informed Star via letter, among other things, that it was disputing whether Star's cancellation of all of the 10% Series A Cumulative Perpetual Preferred Stock of Star beneficially owned by the Company complied with the provisions of the stock pledge agreement and Article 9 of the uniform commercial code and that cancellation of all of the 10% Series A Cumulative Perpetual Preferred Stock of Star beneficially owned by the Company (which had a recent closing sales price of $9.16) was not commercially reasonable pursuant to the uniform commercial code.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine months ended September 30, 2024 and 2023, as well as our financial condition, liquidity and capital resources as of September 30, 2024 and December 31, 2023. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q ("Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our ability to continue operations in light of several debt obligations that are due, unpaid accounts payable, and the lack of cash generated from our existing operations;
●	Our ability to generate cash from operations or obtain additional financing to repay the debt obligations issued to Utica, Pathward, the former owners of Buckshot Trucking LLC, to Star Equity Holdings, Inc. and to holders of convertible promissory notes on a timely basis;
●	Our ability to repay our accounts payable to certain vendors who provide services to the Company;
●	Our ability to obtain working capital on a timely basis in order to accommodate our business demands;
●	Our capital requirements and uncertainty of obtaining additional funding, whether equity or debt, on terms acceptable to us;
●	Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our Utica Equipment Financing agreement and Pathward Credit and Security Agreement and our ability to generate sufficient cash flows to repay our debt obligations and other payables;
●	The price and volume volatility of our common stock and our ability to obtain sufficient liquidity on the Over-the-Counter Qualified Bulletin ("OTCQB") after our delisting from the NYSE American exchange;
●	Our ability to obtain financing and attract institutional investors because we are not listed on an exchange;
●	Our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures;
●	Our ability to integrate the business and operations of Buckshot Trucking LLC and our related ability to transition to a more logistics-focused business and geographically expand such business;
●	Our ability to expand from an asset-heavy logistics business to more of an asset-light brokerage business;
●	Our ability to compete in a very competitive logistics market that includes competitors that are more established, significantly larger and better financed;
●	Our ability to cope with volatile fuel prices and higher carrier prices;
●	Excessive fluctuations in the prices for crude oil and natural gas;
●	Competition for the services we provide in our areas of operations;
●	Our ability to implement price increases to maintain or improve operating margins, which are dependent upon market and other factors beyond our control including the increased cost of labor, services, supplies, and materials due to persistent inflation;
●	The impact of general economic conditions and supply chain shortages on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our ability to diversify our business operations by finding successful acquisition candidates and our ability to finance any such acquisition, especially in the logistics segment;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Our ability to continue as a going concern;
●	Our ability to retain key members of our senior management and key technical employees;
●	Our ability to attract and retain employees, given tight labor markets;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation or regulations with which we and our customers must comply;
●	The risk of cyberattacks;
●	Risks relating to any unforeseen liabilities;
●	Litigation which could lead us to incur significant liabilities and costs or harm our reputation; and
●	Other risks and uncertainties, including those listed under the section "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 and disclosed herein.

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

Recent Developments

Credit and Security Agreement with Pathward National Association

On October 23, 2024, the Company and its wholly-owned subsidiary, Buckshot Trucking, LLC ("Buckshot"), entered into a Credit and Security Agreement (the "Credit Agreement") with Pathward, National Association ("Pathward") providing a Revolving Loan Facility (the "Loan") of up to $3.5 million, based upon the eligible receivables of Buckshot.

The Credit Agreement provides that Buckshot may borrow up to 90% of its eligible accounts receivable as provided in the Credit Agreement. The Loan interest rate is variable and equal to the Wall Street Journal Prime Rate plus 2.5% with a minimum interest rate of 8.0% per annum calculated on the higher of: a) actual average monthly loan balance or b) $750,000. The Loan has an initial and annual loan fee of $35,000 and is subject to a $70,000 early exit fee if the Credit Agreement is terminated within the first twelve-month period, and $35,000 if terminated in the subsequent twelve-month period, after which, there is no termination fee.

The Loan is evidenced by a demand promissory note and is secured by all assets of Buckshot, with certain permitted liens including but not limited to certain existing liens relating to equipment purchases and purchase money security interests for equipment up to an aggregate of $250,000. Under the Credit Agreement, Buckshot may make distributions to the Company provided Buckshot has a debt coverage service ratio of at least 1.25:1.00 and a minimum liquidity of $350,000 after giving effect to any such distribution. The Loan is guaranteed by the Company and is subject to a Security Agreement of all of the Company’s assets.

The proceeds of the Credit Agreement are being utilized for working capital and certain third-party transaction expenses associated with the Company’s recent transactions as referenced in the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2024.

Acceleration of Debt

On September 30, 2024, the Company received a Declaration of Acceleration of an aggregate of $625,000 principal amount of certain promissory notes issued to Angel Capital Partners, LP and Equigen II, LLC (collectively, the "Note Holders") issued on September 8, 2023, September 11, 2023 and October 5, 2023 with respect to an interest payment that was due July 10, 2024. These notes were issued to the sellers of the OilServ, LLC assets, which the Company acquired in September 2023. From the date of receipt of such declaration, the Company and the Note Holders attempted to settle such default amicably through negotiations. On October 30, 2024, the Company received Notification of Service of a case filed in the District Court of Harris County, Texas that a petition was filed on October 28, 2024 seeking judgment against the Company. On November 27, 2024, the Company and the Note Holders entered into a Settlement Agreement (the "Settlement Agreement") pursuant to which in exchange for dismissal of the lawsuit by the Note Holders, the Company agreed to pay the Note Holders a sum of $759,353 - which includes $625,000 of principal, $99,479 of interest, and $34,874 of attorneys' fees - on or before January 15, 2025. Pursuant to the terms of the Settlement Agreement, the Company agreed to contemporaneously execute certain documents that the Note Holders are authorized to file against the Company if the Company fails to comply with the terms of the Settlement Agreement.

NYSE American Delisting

On November 1, 2024, the Company received correspondence from the NYSE American that a Listing Qualifications Panel of the Exchange (the "Panel"), which had met with the Company at a Panel hearing on October 23, 2024, upheld the NYSE American’s staff determination from June 10, 2024 that the NYSE American should commence delisting proceedings of the Company’s common stock because the Company failed to comply with the NYSE American's $6.0 million stockholders’ equity requirement by June 9, 2024. Under the NYSE American rules, the Company had the right to appeal the Panel’s decision within fifteen days. During this fifteen day period, trading of the Company's common stock on the NYSE American was suspended. On November 19, 2024, the NYSE American filed a Form 25 with the SEC to delist the Company's common stock and the delisting was effective ten days thereafter. The Company's common stock began trading on the OTCQB market on November 6, 2024.

Star Note Notice of Event of Default and Demand

On December 10, 2024, the Company received a notice of event of default and demand from Star regarding the Star Note with respect to a payment that was due and not paid on November 10, 2024. Pursuant to Section 4 of the Star Note Purchase Agreement, non-payment for more than thirty days is considered a continuation of an event of default and, as such, the payment of the entirety of the Star Note and accrued ad unpaid interest is now due and payable.

Pursuant to a stock pledge agreement dated as of August 9, 2024 by and between the Company and Star, the Star Note was secured by 250,000 shares of 10% Series A Cumulative Perpetual Preferred Stock of Star that was beneficially owned by the Company.

On December 17, 2024, the Company was informed telephonically by Star that it had cancelled all of the 10% Series A Cumulative Perpetual Preferred Stock of Star beneficially owned by the Company pursuant to the stock pledge agreement. On December 19, 2024, the Company informed Star via letter, among other things, that it was disputing whether Star's cancellation of all of the 10% Series A Cumulative Perpetual Preferred Stock of Star beneficially owned by the Company complied with the provisions of the stock pledge agreement and Article 9 of the uniform commercial code and that cancellation of all of the 10% Series A Cumulative Perpetual Preferred Stock of Star beneficially owned by the Company (which had a recent closing sales price of $9.16) was not commercially reasonable pursuant to the uniform commercial code.

Recent Market Conditions

The domestic energy market remains subject to variations within the global energy sector as well as political and broader economic changes. The Company has historically witnessed some positive correlation between the price of crude oil and the number of wells in production within the U.S. Demand for the Company's services has typically been dependent upon the number of domestic wells in operation. As oil prices rose historically, the number of oil rigs in operation would also generally rise. During the nine months ended September 30, 2024, WTI crude oil prices remained relatively flat averaging $78 per barrel, versus an average of $77 per barrel for the comparable period last year. During this same period, the U.S. experienced a decline in total domestic rigs in operation, with 587 domestic rigs in operation as of September 30, 2024 compared to 631 domestic rigs in operation as of September 30, 2023. With a decline in the number of wells in operation during a period of relative price stability, the Company has experienced a change in the dynamics within the market for its services. The Company has experienced less predictability for its services based upon domestic well activity.

Due to this unpredictability within the frac water heating and hot oiling operations, the Company chose to diversify into the energy logistics sector with the acquisition of Buckshot. The energy logistics market is vast and the Company's opportunity to expand its footprint of services, as well as broaden its reach of offerings outside of the oil and gas sector and into other areas within the broader energy sector, provides extensive opportunities for future growth.

OVERVIEW

Enservco through its wholly-owned subsidiaries (collectively referred to as the "Company", "we" or "us") provides various services to the domestic onshore oil and natural gas industry and the broader energy sector. These services include hot oiling and acidizing ("Production Services") and logistics and transportation services within the energy sector ("Logistics Services").

Until August 2024, our business consisted exclusively of providing on-site oil and maintenance services to oil and gas production and fracking companies. This business, especially that of providing heated water for oil and natural gas fracking, was prone to seasonality and lower margins, resulting in weaker second and third quarter revenues. To help diversify our business, we elected to sell much of our fracking equipment that was servicing our Colorado, North Dakota, and Wyoming markets. Accordingly, on August 6, 2024, we sold certain Colorado-based assets primarily utilized in the Company’s frac water heating business for $1.695 million to HP Oilfield Services, LLC (“HP Oilfield”). Additionally, we granted a buyer a ten-month option to purchase certain frac water heating assets of the Company that service the Pennsylvania, West Virginia, and Ohio markets for $1.85 million. As a result of the above and our operational decision to work to exit entirely from the frac water heating business, the assets for which the ten-month purchase option has been granted are currently classified within "Long-term assets of discontinued operations" on our condensed consolidated balance sheet as of September 30, 2024. Further, operational results for this business segment have been presented as discontinued operations in our condensed consolidated statements of operations and condensed consolidated statements of cash flows for each of the periods presented. The Company’s remaining oil and maintenance services consist of hot oiling and acidizing services for oil wells, primarily in Texas.

Also in August 2024, we entered the energy logistics business through our acquisition of Buckshot for $5 million, subject to a net working capital adjustment, plus up to $500,000 in the form of Enservco common stock, contingent upon satisfaction of certain conditions set forth in the Buckshot Purchase Agreement.  Buckshot focuses on hot shot trucking (i.e., expedited transportation in the oil, gas and broader energy sector), dedicated freight services, and less-than-truckload ("LTL") services within the oil, gas and broader energy sector.

With respect to our Production Services segment, we own and operate a fleet of specialized trucks, trailers and other well-site related equipment and serve customers in several major domestic oil and gas areas, including the Eagle Ford Shale and East Texas Oilfield in Texas. With respect to our Logistics Services segment, Buckshot's mixed class size fleet is comprised of trucks and trailers ranging from semis to pickup trucks with most power units pulling trailers of various sizes. Buckshot's current focus is within Texas and the greater Rocky Mountain Region, with an extensive operational presence in Wyoming, Utah, North Dakota, and Texas.

The Company’s corporate offices are located at 14133 County Road 9 1/2, Longmont, CO 80504. Our telephone number is (303) 333-3678. Our website is www.enservco.com.

RESULTS OF OPERATIONS

Executive Summary

Until August 2024, our business has been highly seasonal, with more than half of our revenues being generated in the colder seasons of each year (winter and spring). Accordingly, the second and third quarters of each year have traditionally been slower seasons for our services, as frac water heating activities are mostly unnecessary for our customers during the warmer months of each year. In August 2024, we entered the energy logistics business through our acquisition of Buckshot to diversify into the energy logistics sector. The energy logistics market is vast and the Company's opportunity to expand its footprint of services, as well as broaden its reach of offerings outside of the oil and gas sector and into other areas within the broader energy sector, provides extensive opportunities for future growth.

Revenues for the three months ended September 30, 2024 increased by $1.4 million, or 52%, as compared to the same period in 2023. Revenues for the nine months ended September 30, 2024 increased by $709,000, or 8%, as compared to the same period in 2023. The increase for the three months ended September 30, 2024 was due to our acquisition of Buckshot and our new Logistics Services segment revenues, which did not occur in the prior year. The increase for the nine months ended September 30, 2024 was also due to our acquisition of Buckshot and our new Logistics Services segment revenues, which did not occur in the prior year, partially offset by decreases in our Production Services segment revenues.

For the three months ended September 30, 2024, we had a segment profit of $682,000 as compared to a segment loss of $528,000 for the same period in 2023. This represents an increase of $1.2 million. Segment profit for the nine months ended September 30, 2024 increased by $560,000, or 54%, as compared to the same period in 2023. These improvements to segment profit were the result of our acquisition of Buckshot and our new Logistics Services segment profit, which did not occur in the prior year, as well as cost savings measures in other areas of operations, coupled with an increase in industry activity as discussed above.

Sales, general, and administrative expenses for the three months ended September 30, 2024 increased by $785,000, or 80%, as compared to the same period in 2023. Sales, general, and administrative expenses for the nine months ended September 30, 2024 increased by $820,000, or 24%, as compared to the same period in 2023. These increases were due to additional expenses incurred related to the acquisition of Buckshot, as well as increased headcount.

Net loss from continuing operations for the three months ended September 30, 2024 was $2.0 million, or a loss of $0.04 per basic and diluted share, compared to a net loss from continuing operations of $2.8 million, or a loss of $0.11 per basic and diluted share, for the same period in 2023. Net loss from continuing operations for the nine months ended September 30, 2024 was $5.8 million, or a loss of $0.16 per basic and diluted share, compared to a net loss from continuing operations of $5.5 million, or a loss of $0.27 per basic and diluted share, for the same period in 2023. The improvement in net loss from continuing operations for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was the direct result of our Buckshot acquisition discussed previously, coupled with a significant reduction in depreciation expense, partially offset by increased sales, general, and administrative expenses. The worsening in net loss from continuing operations for the the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was the direct result of increased sales, general, and administrative expenses, coupled with debt conversion inducement costs recognized during the second and third quarters of 2024, partially offset by our Buckshot acquisition discussed previously and a significant reduction in depreciation expense.

Adjusted EBITDA for the three months ended September 30, 2024 was a loss of $975,000 compared to a loss of $1.4 million for the same period in 2023. Adjusted EBITDA for the nine months ended September 30, 2024 was a loss of $2.1 million compared to a loss of $1.8 million for the same period in 2023. The changes in Adjusted EBITDA for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 were directly attributable to improvements in our segment profits (losses) for both periods presented, partially or fully offset by increases in our sales, general, and administrative expenses, as discussed above. See the section below titled "Adjusted EBITDA" within this Item 2 for our definition of Adjusted EBITDA.

Segment Overview

Segment Results

Enservco’s reportable operating segments are Production Services and Logistics Services. These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of the segments.

Production Services

This segment utilizes a fleet of hot oiling trucks and acidizing units to provide maintenance services to the domestic oil and gas industry. These services include hot oiling services and acidizing services.

Logistics Services

This segment utilizes a mixed class size fleet of trucks and trailers ranging from semis to pickup trucks with most power units pulling trailers of various sizes. These services are focused on hot shot trucking (i.e. specialized transportation within the oil, gas and broader energy sector), dedicated freight services, and LTL services within the oil, gas and broader energy sector.

Unallocated

This segment includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment.

The following tables set forth revenues and segment profits for our business segments for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUES:
Production services	$2,325	$2,623	$7,428	$8,375
Logistics services	1,656	-	1,656	-
Total revenues	$3,981	$2,623	$9,084	$8,375

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
SEGMENT PROFIT (LOSS):
Production services	$(108)	$(528)	$804	$1,034
Logistics services	790	-	790	-
Total segment profit (loss)	$682	$(528)	$1,594	$1,034

Production Services

Production Services segment revenues, which accounted for 58% of total revenues for the three months ended September 30, 2024, decreased by $298,000, or 11%, as compared to the same period in 2023. This segment's revenues, which accounted for 82% of total revenues for the nine months ended September 30, 2024, decreased by $947,000, or 11%, as compared to the same period in 2023. These decreases were due to decreased activity levels for our hot oiling and acidizing services.

Hot oiling revenues for the three months ended September 30, 2024 decreased $221,000, or 9%, as compared to the same period in 2023. Hot oiling revenues for the nine months ended September 30, 2024 decreased $476,000, or 6%, as compared to the same period in 2023. These decreases were due to decreased activity levels for this service line in certain of the areas we operate in.

Acidizing revenues for the three months ended September 30, 2024 decreased by $77,000, or 37%, as compared to the same period in 2023. Acidizing revenues for the nine months ended September 30, 2024 decreased by $471,000, or 61%, as compared to the same period in 2023. These decreases were due to decreased activity levels for this service line in certain of the areas we operate in.

Segment loss for Production Services for the three months ended September 30, 2024 improved by $420,000, or 80%, as compared to the same period in 2023. Segment profit for Production Services for the nine months ended September 30, 2024 decreased by $230,000, or 22%, as compared to the same period in 2023. The improvement in Production Services segment loss for the three months ended September 30, 2024 was the result of third quarter decreases in headcount for personnel that primarily operate in our Production Services' segment. The decrease in Production Services segment profit for the nine months ended September 30, 2024 was the result of the decreases in Production Services' segment revenues, as discussed above.

Logistics Services

Logistics Services segment revenues, which accounted for 42% and 18% of total revenues for the three and nine months ended September 30, 2024, respectively, were $1.7 million. Segment profit for Logistics Services for the three months and nine months ended September 30, 2024 was $790,000. As this segment is a newly acquired segment within the Company, no comparative operational performance discussion was included as it is not relevant.

Direct Operating Expenses

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments, for the three months ended September 30, 2024 increased by $148,000, or 5%, as compared to the same period in 2023. Direct operating expenses for the nine months ended September 30, 2024 increased by $149,000, or 2%, as compared to the same period in 2023. The increase for the three months ended September 30, 2024 was the result of the introduction of our Logistics Services segment, which did not exist in the prior year, partially offset by cost savings measures in other areas of operations, which the Company has seen continued improvement in each year since 2022.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses for the three months ended September 30, 2024 increased by $785,000, or 80%, as compared to the same period in 2023. Sales, general, and administrative expenses for the nine months ended September 30, 2024 increased by $820,000, or 24%, as compared to the same period in 2023. These increases were due to additional expenses incurred related to the acquisition of Buckshot, as well as increased headcount.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2024 decreased by $407,000, or 48%, as compared to the same period in 2023. Depreciation and amortization expense for the nine months ended September 30, 2024 decreased by $726,000, or 42%, as compared to the same period in 2023. These decreases were the result of dispositions of certain assets of the Company over the last year, most of which were primarily utilized in the Company's discontinued Colorado-based frac water heating business.

Income (Loss) from Operations

For the three months ended September 30, 2024, the Company recognized a loss from operations of $1.5 million compared to a loss from operations of $2.4 million for the same period in 2023. For the nine months ended September 30, 2024, the Company recognized a loss from operations of $3.6 million compared to a loss from operations of $4.1 million for the same period in 2023. These improvements to losses from operations were the result of improvements in almost every operating expense category for the current year as compared to the prior year, partially offset by increases in sales general, and administrative expenses, further discussed above.

Interest Expense

Interest expense for the three months ended September 30, 2024 decreased by $63,000, or 13%, as compared to the same period in 2023. Interest expense for the nine months ended September 30, 2024 decreased by $178,000, or 11%, as compared to the same period in 2023. These decreases were the result of lower interest expense in the current period on certain of our higher interest rate debt obligations, when compared to the prior period, due in large part to paydowns of principal or conversions of certain convertible debt instruments to equity.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following tables present a reconciliation of our net loss from continuing operations to our Adjusted EBITDA loss for each of the periods indicated (in thousands):

	For the Three Months Ended
	September 30,
	2024	2023
Reconciliation of Net Loss from Continuing Operations to Adjusted EBITDA Loss
Net loss from continuing operations	$(1,974)	$(2,771)
Add back (deduct):
Interest expense	413	476
Depreciation and amortization	441	848
EBITDA Loss (non-GAAP)	(1,120)	(1,447)
Add back (deduct):
Stock-based compensation expense	38	71
Non-recurring legal and transaction costs	69	29
Other expense (income)	38	(60)
Adjusted EBITDA Loss (non-GAAP)	$(975)	$(1,407)

	For the Nine Months Ended
	September 30,
	2024	2023
Reconciliation of Net Loss from Continuing Operations to Adjusted EBITDA Loss
Net loss from continuing operations	$(5,792)	$(5,488)
Add back (deduct):
Interest expense	1,406	1,584
Deferred income tax benefit	-	(16)
Depreciation and amortization	1,006	1,732
EBITDA Loss (non-GAAP)	(3,380)	(2,188)
Add back (deduct):
Stock-based compensation expense	160	251
Non-recurring legal and transaction costs	348	399
Bad debt recovery	(25)	(100)
Other expense (income)	790	(142)
Adjusted EBITDA Loss (non-GAAP)	$(2,107)	$(1,780)

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

EBITDA is defined as net income (loss) from continuing operations, before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA excludes stock-based compensation expense from EBITDA and, when appropriate, other items that management does not consider useful in assessing the Company’s ongoing operating performance as set forth in the next paragraph. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income (loss) from continuing operations as an indicator of operating performance or any other GAAP measure.

All of the items included in the reconciliation of net income (loss) from continuing operations to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation expense, bad debt expense (recovery), etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, other expense (income), interest expense, non-recurring legal and transaction costs, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA Loss

Adjusted EBITDA loss for the three months ended September 30, 2024 improved by $432,000, or 31%, as compared to the same period in 2023. Adjusted EBITDA loss for the nine months ended September 30, 2024 worsened by $327,000, or 18%, as compared to the same period in 2023. These changes were directly attributable to improvements in our segment profits (losses) for both periods presented, partially or fully offset by increases in our sales, general, and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our statements of cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(2,212)	$(2,273)
Net cash used in investing activities	(824)	(58)
Net cash used in financing activities	(2,931)	(263)
Net decrease in cash and cash equivalents	$(5,967)	$(2,594)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024 was $2.2 million compared to $2.3 million for the same period in 2023. This decrease in cash used in operating activities of $100,000 was primarily due to improvements in our segment profit, partially offset by increases in sales, general, and administrative expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 was $824,000 compared to $58,000 for the same period in 2023. This increase in cash used in investing activities of $766,000 was due to net cash payments made in our acquisition of Buckshot as well as cash paid for software capitalized as an intangible asset.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2024 was $2.9 million compared to $263,000 for the same period in 2023. This increase in cash used in financing activities of $2.7 million was due to increased repayments on our Utica Facility and the non-recurrence of prior year net proceeds from the February 2023 Offering and the September 2023 Convertible Notes, partially offset by current year net proceeds from the Libertas Notes and Star Note.

The following table sets forth a summary of certain aspects of our condensed consolidated balance sheets, excluding discontinued operations, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Current assets	$7,350	$2,545
Total assets	15,004	5,498
Current liabilities	12,778	8,514
Total liabilities	13,905	12,421
Working capital deficit (current assets net of current liabilities)	(5,428)	(5,969)
Stockholders’ equity (deficit)	3,597	(572)

Overview

We have funded our operations primarily with proceeds from borrowings under credit facilities, debt financing arrangements including those with related parties, proceeds from sales of our equity securities and non-core or underperforming assets, and cash generated from operations.

On June 7, 2024, pursuant to a Note Conversion Agreement, Cross River converted $1,222,356 of principal plus accrued but unpaid interest on the November 2022 Convertible Note into 4,495,609 shares of the Company’s common stock. Unamortized debt discount costs totaling $87,000 were also converted to equity as part of this note conversion. As an inducement for this note conversion, the Company incurred $495,000 in expense during the nine months ended September 30, 2024, recognized within the line item "Other (expense) income" in the condensed consolidated statements of operations.

Additionally on June 7, 2024, pursuant to a Note Conversion Agreement, Cross River converted $926,827 of principal plus accrued but unpaid interest on certain of the September and October 2023 Convertible Notes into 3,408,707 shares of the Company’s common stock. Additionally, on June 7, 2024, pursuant to a Note Conversion Agreement, Richard Murphy converted $110,739 of principal plus accrued but unpaid interest on certain of the September and October 2023 Convertible Notes into 407,281 shares of the Company’s common stock. As an inducement for these note conversions, the Company incurred $413,000 in expense during the nine months ended September 30, 2024, recognized within the line item "Other (expense) income" in the condensed consolidated statements of operations.

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

As consideration for the investor’s irrevocable commitment to purchase shares of the Company’s common stock under the ELOC Purchase Agreement, the Company has issued to the investor 545,554 shares of common stock and has agreed to issue an additional $100,000 in shares of common stock to the investor under the terms of the ELOC Purchase Agreement. During the three and nine months ended September 30, 2024, the Company received net proceeds of $663,000 on sales of 4,400,000 shares of common stock. The ELOC Purchase Agreement, as originally structured, requires that the Company maintain its listing on the NYSE American. The Company discontinued utilizing the equity line of credit in the third quarter of 2024 given the resultant downward pressure on the price of the Company's common stock and, more recently, due to the Company moving from the NYSE American exchange to the OTCQB market after failing to meet the NYSE American's stockholders' equity requirement. As a result of this move to the OTCQB market, the equity line of credit is no longer accessible by the Company in accordance with the original structure of the ELOC Purchase Agreement.

On July 12, 2024, pursuant to a Note Conversion Agreement, Kevin Chesser converted $50,000 of principal on certain of the September and October 2023 Convertible Notes into 183,891 shares of the Company’s common stock. As an inducement for this note conversion, the Company incurred $22,000 in expense during the three and nine months ended September 30, 2024, recognized within the line item "Other (expense) income" in the condensed consolidated statements of operations.

On August 9, 2024, the Company entered into a share exchange agreement with Star, pursuant to which the Company sold to Star: (i) 9,023,035 shares of the Company’s common stock, and (ii) 3,476,965 shares of the Company’s 2% Cumulative Mandatorily Convertible Series A Preferred Stock (the “Series A Preferred Shares”) in exchange for 250,000 shares of Star’s 10% Series A Cumulative Perpetual Preferred Stock (which preferred stock trades on the Nasdaq Global Market under the symbol "STRRP"). Star’s 10% Series A Cumulative Perpetual Preferred Stock was valued at $10 par value per share, for a total share exchange value of $2.5 million. Star also has the right to exchange up to an additional $2.5 million of Series A Preferred Shares for an additional $2.5 million of Enservco common stock, calculated based on the transaction price of $0.20 per share.

Additionally on August 9, 2024, the Company entered into a note purchase agreement (the "Star Note Purchase Agreement") with Star Equity Holdings, Inc. ("Star") providing for the sale of a promissory note to Star (the "Star Note") in the aggregate principal amount of $1,000,000. The Star Note is non-convertible, has a three-month term, and bears interest at a rate of 20% per annum. The three-month term may be extended an additional month if 60% of the principal amount of the Star Note is paid by the end of such three-month term and an additional one month if 80% of the principal amount is paid by the end of the four month period. The Star Note is secured by the 250,000 shares of 10% Series A Cumulative Perpetual Preferred Stock of Star held by the Company pursuant to a stock pledge agreement dated as of August 9, 2024.

On August 13, 2024, the Company entered into a Sale of Future Receivables Agreement (the "Agreement") with Libertas Funding, LLC, a Connecticut limited liability company ("Libertas"), to sell future Company receipts ("Future Receipts") from its Heat Waves subsidiary totaling $967,500 (the "Amount Sold") to Libertas in exchange for a purchase price of $750,000. The Company has agreed to deliver 4.33% (the "Specified Percentage") of Future Receipts every week until the entire Amount Sold and all fees or other amounts have been paid to Libertas. The parties agreed that an approximation of the Specified Percentage is $23,035 per week. Payment of the Amount Sold is guaranteed by Richard A. Murphy, the Company's Chief Executive Officer and Chairman.

Further, on September 19, 2024, the Company entered into an additional Sale of Future Receivables Agreement (the "Second Agreement") with Libertas, to sell future Company receipts ("Second Future Receipts") from its Buckshot subsidiary totaling $384,000 (the "Second Amount Sold") to Libertas in exchange for a purchase price of $300,000. The Company has agreed to deliver 4.37% (the "Second Specified Percentage") of Second Future Receipts every week until the entire Second Amount Sold and all fees or other amounts have been paid to Libertas. The parties agreed that an approximation of the Second Specified Percentage is $7,619 per week. Payment of the Second Amount Sold is also guaranteed by Richard A. Murphy, the Company's Chief Executive Officer and Chairman.

On October 23, 2024, the Company and its wholly-owned subsidiary, Buckshot, entered into a Credit and Security Agreement (the "Credit Agreement") with Pathward, National Association ("Pathward") for a $3.5 million Revolving Loan Facility (the "Loan"). The Credit Agreement provides that Buckshot may borrow up to 90% of its eligible accounts receivable as provided in the Credit Agreement. The Credit Agreement also limits the ability for Buckshot to distribute any Loan proceeds to the Company.

Our capital requirements for the remainder of 2024 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets. Without additional borrowings or capital infusions, the Company may not be able to meet its capital requirements in the near term and will not be able to solely rely upon its existing agreements and operations to support its operations.

Liquidity

As of September 30, 2024, our available liquidity was $257,000, which was comprised of our cash and cash equivalents balance of $172,000 as well as $85,000 available under the LSQ Facility.

We believe that our available liquidity will not be sufficient to meet our current obligations for a period of twelve months from the date of the filing of this Quarterly Report on Form 10-Q. Accordingly, we have concluded that there is substantial doubt about our ability to continue as a going concern.

Working Capital

As of September 30, 2024, we had a working capital deficit of $5.4 million, compared to a working capital deficit of $6.0 million as of December 31, 2023. This change was due to certain debt instruments moving into current liability classification on the condensed consolidated balance sheet as of September 30, 2024 due to their various maturity dates, partially offset by our newly acquired marketable securities.

Outlook

The Company has obligations that are due in the very near term (by December 31, 2024 and January 15, 2025) as of September 30, 2024 in the aggregate amount of $3.3 million and does not currently have available cash to satisfy such obligations. The Company also has a significant accounts payable balance with certain critical vendors and suppliers as of September 30, 2024 in the aggregate amount of $3.9 million. The Company is attempting to sell certain assets to satisfy such obligations and may attempt to negotiate terms with critical vendors and suppliers. However, even such asset sales and accounts payable agreements, should they materialize, may be insufficient to sustain and continue operations into the first quarter of 2025, which would require the Company to cease operations.

Historically, our revenues have primarily derived from the performance of services within the domestic oil and natural gas industry, most specifically hot oiling, acidizing services, and frac water heating. In August 2024, we entered the logistics market through our acquisition of Buckshot. Supplemental to these services, we have occasionally performed hauling and labor services for our client base during the slower seasons of late spring, summer and early fall. As a service provider within the energy sector, we are subject to geopolitical influences, demand variances and the drilling activities within the industry. In addition, our discontinued frac water heating services have been further impacted by the extent of cold weather during winter months. The price of crude oil and natural gas greatly impacts the levels of activities of our clients, which in turn impacts our business. The Company has experienced softer or weakened demand for our services over the past few years. We believe the swings in the demand for our services will continue to be cyclical, creating significant doubt about the accuracy of internal models of demand for our services.

Much of our revenues, specifically completion services revenues, are seasonal and there is no measurable way to anticipate the activity levels of these completion services or the impact of current warmer month demand on the upcoming winter months and heating season.

Our team has worked diligently to better position the Company to navigate some of the seasonal and demand swings faced by the Company. We have strengthened our balance sheet through proceeds from sales of our equity securities and non-core or underperforming assets, as well as certain convertible note conversions, all of which occurred in 2024. Our LSQ Facility has continued to give us access to a significant portion of the revenues generated on each completed job through cash advances that are generally received within a few days of job completion. Our team has been strengthened by the addition of some key executives and elevation of top performers into roles that better leverage their skills for the benefit of the organization. We have worked diligently to reduce the costs absorbed during the slower months for labor, overhead and related expenses. The team is and has been focused on controlling general and administrative expenses, including those for wages, benefits and insurance, as well as costs related to operating as a public company.

Capital Commitments and Obligations

Our obligations as of September 30, 2024 consist primarily of our various debt instruments outstanding as of the balance sheet date, including notes and accounts payable. In addition, we also have scheduled principal payments under finance and operating leases, as well as our financed insurance. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the condensed consolidated financial statements. Among these commitments are significant short-term obligations that will require the Company to obtain new financings or capital in order to satisfy, including several debt obligations that are either past due or due within 45 days of the date of this report and certain obligations secured by certain of the Company's equipment assets. Additionally, the Company is past due with several critical vendors and landlords. The Company's current cash from operations is not sufficient to repay these obligations. Absent some new debt financing (which the Company is pursuing) or restructuring of these obligations, the Company may have to consider discontinuing operations and potentially filing for bankruptcy.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2024, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as management does not yet believe that prior year material weaknesses have been fully remediated. Notwithstanding the material weaknesses, as described below, as of September 30, 2024, management, including our principal executive officer and principal financial and accounting officer, believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the Company’s three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On September 30, 2024, the Company received a Declaration of Acceleration of an aggregate of $625,000 principal amount of certain promissory notes issued to Angel Capital Partners, LP and Equigen II, LLC (collectively, the "Note Holders") issued on September 8, 2023, September 11, 2023 and October 5, 2023 with respect to an interest payment that was due July 10, 2024. These notes were issued to the sellers of the OilServ, LLC assets, which the Company acquired in September 2023. From the date of receipt of such declaration, the Company and the Note Holders attempted to settle such default amicably through negotiations. On October 30, 2024, the Company received Notification of Service of a case filed in the District Court of Harris County, Texas that a petition was filed on October 28, 2024 seeking judgment against the Company. On November 27, 2024, the Company and the Note Holders entered into a Settlement Agreement (the "Settlement Agreement") pursuant to which in exchange for dismissal of the lawsuit by the Note Holders, the Company agreed to pay the Note Holders a sum of $759,353 - which includes $625,000 of principal, $99,479 of interest, and $34,874 of attorneys' fees - on or before January 15, 2025. Pursuant to the terms of the Settlement Agreement, the Company agreed to contemporaneously execute certain documents that the Note Holders are authorized to file against the Company if the Company fails to comply with the terms of the Settlement Agreement.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the risk factors set forth below, you should carefully consider the risks and uncertainties set forth in our other filings with the SEC, including in our most recent Annual Report on Form 10-K. The following risk factors relate to our recent acquisition of Buckshot and the logistics business:

We may be unsuccessful in realizing all or any part of the anticipated benefits of the Buckshot acquisition within the expected time period or at all. While we believe the Buckshot acquisition is accretive, the cost, integration, and performance of the Buckshot acquisition may adversely affect our business, results of operations, financial condition, and cash flows. The Buckshot acquisition may fail to meet our operational or strategic expectations. The process of integrating Buckshot may involve unforeseen costs and delays or other operational, technical and financial difficulties, and may require a significant or disproportionate amount of time and managerial and financial resources. We may experience difficulties in integrating Buckshot’s operations into our business and in realizing the full benefits and synergies from such acquisition within the anticipated timeframe or at all.

The growth of our business through recent and potential future acquisitions may expose us to various risks. We may pursue selected acquisitions of complementary assets and businesses, such as our recent Buckshot acquisition. The success of this strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, finance transactions, obtain necessary regulatory approvals, complete transactions and successfully integrate them into our existing business. Acquisitions involve numerous risks, including:

●	Potential loss of customers, key employees, and third-party service providers;
●	Difficulties synchronizing operations and assets of the acquired business and any acquired personnel, while continuing to provide consistent, high-quality service to customers;
●	Unanticipated issues in the assimilation and consolidation of IT, communications, and other systems, including additional systems training and other labor inefficiencies;
●	Potentially unacceptable qualification requirements for contract carriers or other third-party vendors;
●	Potentially unfavorable, or adverse changes to, pre-existing contractual relationships;
●	Delays in consolidation of corporate and administrative infrastructures;
●	Difficulties and costs of synchronizing our policies, procedures, business culture, and benefits and compensation programs;
●	Inability to properly assess and maintain effective internal controls over the acquired business and comply with regulatory requirements;
●	Difficulties related to additional or unanticipated regulatory and compliance issues;
●	Increases in our expenses and working capital requirements; and
●	Other unanticipated issues, expenses, and liabilities, including previously unknown liabilities, or legal proceedings which may arise, associated with the acquired business for which we have no, or are unable to secure, recourse under applicable indemnification or insurance provisions.

To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which could dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may be unable to consummate any acquisitions using our common stock as consideration. Additional funds may not be available on terms that are favorable to us, or at all.

We may not be successful entering into a very competitive logistics industry. We operate in a highly competitive and fragmented industry, and our business could suffer if we are unable to adequately address factors that could affect our profitability, growth prospects, and ability to compete in the transportation and logistics market.

Our current geographic market is limited and we may not be able to expand to additional markets. Our current market is primarily limited to the greater Rocky Mountain region and parts of Texas. While our plan is to expand into new geographic markets, we will face significant competition from well-established companies that compete in local, regional, national, and, to a lesser extent, international markets. We will compete with LTL carriers of varying sizes, including both union and non-union LTL carriers and, to a lesser extent, with truckload carriers and railroads. We also compete with domestic and global logistics service providers, including asset-light logistics companies, integrated logistics companies, and third-party freight brokers that compete in one or more segments of the transportation industry. We may be unable to expand geographically beyond our current market.

Increased prices for, or decreases in the availability of, equipment, including new revenue equipment, as well as higher costs of related operating expenses, could adversely affect our results of operations and cash flows. In recent years, original equipment manufacturers ("OEMs") have significantly raised the prices of equipment, including new revenue equipment, due to supply chain disruptions and other challenges beyond our control, including but not limited to, geopolitical conflicts and significant weather events, in addition to increased costs of materials and labor, above normal inflation levels, and high interest rates, which impact equipment financing. Manufacturers have also raised prices, in part, to offset their costs of compliance with new tractor engine and emissions system design requirements intended to reduce emissions, which have been mandated by the Environmental Protection Agency ("EPA") and the National Highway Traffic Safety Administration ("NHTSA"). Additional state-mandated emission-control requirements could increase equipment and fuel costs for entire fleets that operate in interstate commerce. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. Our third-party capacity providers, including owner-operators for portions of our planned brokerage segment operations, are also subject to increased regulations and higher equipment and fuel prices, which could, in turn, increase our costs for utilizing their services or may cause certain providers to exit the industry, which could lead to or exacerbate a capacity shortage and further increase our costs of securing third-party services. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations could be adversely affected.

We depend on suppliers for equipment, parts, and services that are critical to our operations, which may be difficult to procure in the event of decreased supply or other supply chain disruptions. From time to time, some OEMs of tractors and trailers may reduce their manufacturing output due to, for example, lower demand for their products in economic downturns or a shortage of component parts. For example, significant shortages of semiconductor chips, as experienced through the first half of 2023, and other component parts and supplies, including steel, have forced and may continue to force manufacturers to curtail or suspend their production, leading to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change.

Fuel shortages, changes in fuel prices, or the inability to collect fuel surcharges could have a material adverse effect on our business, results of operations, financial condition, and cash flows. The transportation industry is dependent upon the availability of adequate fuel supplies. A disruption in our fuel supply resulting from natural or man-made disasters; armed conflicts; terrorist attacks; actions by producers, including a decrease in drilling activity or the use of crude oil and oil reserves for purposes other than fuel production; legislation or regulations that require or result in new or alternate uses or other increases in the demand for fuel traditionally used by trucks; or other political, economic, and market factors that are beyond our control could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Fuel represents a significant operating expense for us, and we do not have any long-term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Fuel prices fluctuate greatly due to factors beyond our control, such as global supply and demand for crude oil and diesel, political events, military conflicts, price and supply decisions by oil producing countries and cartels, terrorist activities, and hurricanes and other natural or man-made disasters. Significant increases in fuel prices or fuel taxes resulting from these or other economic or regulatory changes that are not offset by base freight rate increases or fuel surcharges could have an adverse impact on our results of operations.

Decreases in fuel prices reduce the cost of transportation services and accordingly, will reduce our revenues and may reduce margins for certain lines of business. Significant changes in the price or availability of fuel in future periods, or significant changes in our ability to mitigate fuel price increases through the use of fuel surcharges, could have a material adverse impact on our operations, fleet capacity and ability to generate both revenues and profits.

Increases in driver compensation and difficulties with attracting and retaining drivers could adversely affect our revenues and profitability. Our industry is currently experiencing and may, in the future, experience intense competition for qualified drivers in the transportation industry due to a shortage of drivers. The availability of qualified drivers may be affected from time to time by changing workforce demographics, competition from other transportation companies and industries for employees, the availability and affordability of driver training schools, changing industry regulations, and the demand for drivers in the labor market. Additionally, a shortage of drivers could result in the underutilization of our truck fleet, lost revenue, increased costs for purchased transportation or increased costs for driver recruitment.

These factors subject our business to various risks that may have a material impact on our operating results and future prospects. These risks may include the following:

●	A reduction in overall freight volume reduces our opportunities for growth. In addition, if a downturn in our customers’ business causes a reduction in the volume of freight shipped by those customers, our operating results could be adversely affected;
●	Some of our customers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business and may be unable to pay us. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase;
●	A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment capacity or services to meet our commitments to our customers;
●	A pandemic or other public health epidemic poses the risk that we or our employees, customers, suppliers, manufacturers and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities; and
●	We may not be able to appropriately adjust our expenses to rapid changes in market demand. In order to maintain high variability in our business model, it is necessary to adjust staffing levels when market demand changes. In periods of rapid change, it is more difficult to match our staffing levels to our business needs. In addition, we have other expenses that are primarily variable but are fixed for a period of time, as well as certain significant fixed expenses; we may be unable to adequately adjust these expenses to match a rapid change in demand.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Designation of 2% Cumulative Mandatory Convertible Series A Preferred Stock of Enservco Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on August 13, 2024).
10.1	Assignment and Bill of Sale Agreement by and between Enservco Corporation and HP Oilfield Services, LLC dated as of August 6, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 13, 2024).
10.2	Promissory Note payable to Enservco Corporation dated August 6, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on August 13, 2024).
10.3	Amendment to Membership Interest Purchase Agreement among Enservco Corporation and Tony Sims, Jim Fate, and Buckshot Trucking LLC dated as of August 8, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on August 13, 2024).
10.4	Form of Promissory Note dated as of August 8, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on August 13, 2024).
10.5	Share Exchange Agreement by and between Enservco Corporation and Star Equity Holdings, Inc. dated as of August 9, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on August 13, 2024).
10.6	Board Designation Agreement by and between Enservco Corporation and Star Equity Holdings, Inc. dated as of August 9, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed on August 13, 2024).
10.7	Voting Agreement dated as of August 9, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed on August 13, 2024).
10.8	Registration Rights Agreement by and between Enservco Corporation and Star Equity Holdings, Inc. dated as of August 9, 2024(incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed on August 13, 2024).
10.9	Note Purchase Agreement by and between Enservco Corporation and Star Equity Holdings, Inc. dated as of August 9, 2024 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K/A filed on August 13, 2024).
10.10	Promissory Note payable to Star Equity Investment Holdings, Inc., dated as of August 9, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K/A filed on August 13, 2024).
10.11	Stock Pledge Agreement dated as of August 9, 2024 by and between Enservco Corporation in favor of Star Equity Investment Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K/A filed on August 13, 2024).
10.12	Agreement of Sale of Future Receipts, by and between the Company and Libertas Funding, LLC dated as of August 13, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2024).
10.13	Amended Enservco Corporation 2016 Stock Incentive Plan (amended and restated as of August 21, 2024) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2024).
10.14	Credit and Security Agreement, by and among Buckshot Trucking LLC, Enservco Corporation and Pathward, National Association dated as of October 23, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2024).
10.15	Security Agreement, by and between Enservco Corporation and Pathward, National Association dated as of October 23, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2024).
10.16	Revolving Note issued by Buckshot Trucking LLC as of October 23, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 1, 2024).
10.17	Guaranty of Enservco Corporation in favor of Pathward, National Association dated as of October 23, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 1, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 *      Filed herewith.

 **    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: December 30, 2024	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: December 30, 2024	/s/ Richard A. Murphy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)